Form 10-K405
period 2001-12-31
LSP BATESVILLE FUNDING CORP
filed 2002-04-01
CIK 1092435

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO            .
            COMMISSION FILE NO. 333-84609 AND 333-84609-01

                         LSP ENERGY LIMITED PARTNERSHIP
                       LSP BATESVILLE FUNDING CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      22-3422042
                   DELAWARE                                      22-3615403
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

       901 MARQUETTE AVENUE, SUITE 2300                            55402
            MINNEAPOLIS, MINNESOTA                               (Zip Code)
   (Address of principal executive offices)

                                 (612) 373-5300
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                 7.164% Series C Senior Secured Bonds due 2014 8.160% Series D Senior Secured Bonds due 2025

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                          Yes x                No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 31, 2002, the 1% general partnership interest in LSP Energy Limited Partnership was held by LSP Energy, Inc. and the 99% limited partnership interest in LSP Energy Limited Partnership was held by LSP Batesville Holding, LLC. As of March 31, 2002, 100 shares of LSP Batesville Funding Corporation's common stock, par value $.01 per share, were outstanding, and all of such shares were held by LSP Batesville Holding, LLC.

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         LSP ENERGY LIMITED PARTNERSHIP
                       LSP BATESVILLE FUNDING CORPORATION
                        2001 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
Item 1     Business....................................................      1
Item 2     Properties..................................................      4
Item 3     Legal Proceedings...........................................      4
Item 4     Submission of Matters to a Vote of Security
             Holders. -- Omitted per General Instruction I(2)(a)

PART II
Item 5     Market for Registrants' Common Equity and Related
             Stockholder Matters.......................................      5
Item 6     Selected Financial Data -- Omitted per General Instruction
             I(2)(a)
Item 7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      6
Item 7A    Quantitative and Qualitative Disclosure About Market Risk...     10
Item 8     Financial Statements and Supplementary Data.................     11
Item 9     Changes in & Disagreements With Accountants on Accounting
             and Financial Disclosure..................................     47

PART
  III
Item 10    Directors and Executive Officers of the
             Registrants -- Omitted per General Instruction I(2)(c)
Item 11    Executive Compensation -- Omitted per General Instruction
             I(2)(c)
Item 12    Security Ownership of Certain Beneficial Owners and
             Management -- Omitted per General Instruction I(2)(c)
Item 13    Certain Relationships and Related Transactions -- Omitted
             per General Instruction I(2)(c)

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................     48
Cautionary Statement Regarding Forward Looking Information.............     52
SIGNATURES.............................................................     53

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     LSP Energy Limited Partnership (the "Partnership") was formed in February 1996 solely to develop, construct, own, operate and finance a natural gas-fired combined-cycle electric generating facility with a design capacity of approximately 837 megawatts located in Batesville, Mississippi (the "Power Facility"). LSP Energy, Inc. is the 1% general partner of the Partnership and LSP Batesville Holding, LLC is the 99% limited partner of the Partnership. All of the capital stock of LSP Energy, Inc. is owned by LSP Batesville Holding, LLC.

     LSP Batesville Funding Corporation ("Funding") was incorporated in August 1998 to facilitate the financing of the development and construction of the Power Facility and related infrastructure. Funding has nominal assets and does not conduct any operations. Funding is a direct, wholly-owned subsidiary of LSP Batesville Holding, LLC.

     As of December 31, 2000, 48.63% of LSP Batesville Holding, LLC was owned by Granite II Holding, LLC and the remaining 51.37% was owned Cogentrix/Batesville, LLC.

     Granite II Holding, LLC is wholly owned by Granite Power Partners II, L.P. As of December 31, 2000, LS Power, LLC owned a 21% general partnership interest and a 54% limited partnership interest in Granite Power Partners II, L.P., and each of J.P. Morgan Partners (23A SBIC), LLC (the successor to Chase Manhattan Capital, L.P.) and Cogen Grantor Trust UA owned a 12.5% limited partnership interest in Granite Power Partners II, L.P. On November 3, 2000, LS Power, LLC, J.P. Morgan Partners (23A SBIC), LLC and Cogen Grantor Trust UA entered into a purchase agreement with NRG Energy, Inc. and NRG Granite Acquisition LLC for the purchase by NRG Energy, Inc. and NRG Granite Acquisition LLC of all of the general and limited partnership interests in Granite Power Partners II, L.P. Also pursuant to the purchase agreement, LS Power, LLC agreed to sell all of the membership interests in LS Power Management, LLC, a Delaware limited liability company and the manager of LSP Batesville Holding, LLC, to NRG Energy, Inc. The sales under the purchase agreement closed on January 29, 2001.

     On February 6, 2001, Cogentrix/Batesville, LLC and NRG Energy, Inc. entered into a securities purchase agreement, pursuant to which NRG Energy, Inc. agreed to purchase Cogentrix/Batesville, LLC's 51.37% membership interest in LSP Batesville Holding, LLC. The purchase closed on March 30, 2001. As a result of the above transactions, the partnership became an indirect, wholly-owned subsidiary of NRG Energy.

     The Partnership and Funding are indirect wholly-owned subsidiaries of NRG Energy, Inc. (NRG Energy). NRG Energy is a global energy company. Established in 1989, NRG Energy is primarily engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of energy, capacity and related products. On June 5, 2000, NRG Energy completed its initial public offering. Prior to its initial public offering, NRG Energy was a wholly-owned subsidiary of Northern States Power Company (NSP). In August 2000, NSP and New Century Energies, Inc. completed their merger. The shares of NRG Energy class A common stock previously owned by NSP are now owned by Xcel Energy Inc. (Xcel Energy). As of December 31, 2001, Xcel owned a 74% interest in NRG Energy's outstanding common and class A common stock, representing 96.7% of the total voting power of NRG Energy's common and class A common stock.

XCEL ENERGY EXCHANGE OFFER

     In February 2002, Xcel Energy announced its intention to commence an exchange offer by which Xcel Energy would acquire all of the outstanding publicly held shares of NRG Energy. In its announcement, Xcel Energy stated its intention to close the transaction in April 2002, and stated that NRG Energy shareholders would receive 0.4846 shares of Xcel Energy common stock in a tax-free exchange for each outstanding share of NRG Energy common stock.

     After completion of the merger, NRG Energy would be an indirect, wholly owned subsidiary of Xcel Energy. NRG Energy's debt and other obligations will continue to be the sole obligation of NRG Energy.

     On March 13, 2002, Xcel Energy filed a registration statement on Form S-4 with the Securities and Exchange Commission and commenced an exchange offer. In its registration statement, Xcel Energy stated that, if the exchange offer and merger are completed, its plan for NRG Energy in 2002 include: infusing an additional $300 million of equity into NRG Energy, in addition to an initial loan of $300 million recently made to NRG Energy; slowing NRG Energy's growth in megawatt capacity and the possible sale of $1.9 billion of existing generating assets; canceling or deferring approximately $1.6 billion of planned projects; and beginning the process of selling unassigned turbines and deferring installment of additional unassigned turbines.

     In addition, Xcel Energy stated in its registration statement that if the offer and merger are completed and its plans for NRG Energy are implemented, it expects to reduce NRG Energy's business development activities and administrative and general costs, with annual estimated cost savings of approximately $45 million, and to capture infrastructure savings by consolidating trading and marketing organizations, where appropriate.

     NRG Energy, Inc. is required to file periodic reports and other documents with the Securities and Exchange Commission. Electronic copies of these filings are available through the Commission's web site at www.sec.gov.

BUSINESS OF THE PARTNERSHIP

THE POWER FACILITY AND RELATED INFRASTRUCTURE

     The Power Facility is an approximately 837 megawatt natural gas-fired, combined-cycle electric generating facility located in Batesville, Mississippi. The Power Facility has three generating units, each consisting of a gas-fired Westinghouse 501F combustion turbine, a heat recovery steam generator, a steam turbine and auxiliary equipment. The infrastructure to support the Power Facility includes (1) an electrical substation and transmission line system, (2) a gas lateral pipeline, (3) water intake facilities and water supply and wastewater discharge pipelines and (4) a water pretreatment system.

     The Partnership sells power from two of the Power Facility's combined-cycle units (approximately 558 megawatts) to Dominion Corporation (Dominion), and sells power from the other unit (approximately 279 megawatts) to Aquila Power Corporation ("Aquila") under long-term power purchase agreements. Dominion and Aquila supply the natural gas needed for the Power Facility to produce the power purchased by them. The Power Facility commenced commercial operations under its power purchase agreements with Dominion and Aquila on August 9, and August 8, 2000, respectively. The initial term of the Dominion agreement is 13 years, beginning on June 1, 2000 and provides Dominion with the option to extend the contract an additional 12 years. The initial term of the Aquila agreement is 15 years and 7 months, beginning on June 1, 2000, and provides Aquila with the option to extend the contract an additional 5 years.

     The Power Facility is interconnected with the electrical transmission systems of The Tennessee Valley Authority ("TVA") and Entergy Mississippi, Inc. ("Entergy"). The Power Facility is interconnected with the interstate natural gas pipeline systems of ANR Pipeline Company ("ANR") and Tennessee Gas Pipeline Company ("Tennessee Gas"). The water supply for the Power Facility comes from Enid Lake, a United States government-owned lake located approximately 15 miles from the site of the Power Facility. The day to day operation and maintenance of the Power Facility is performed by NRG South Central Operations Inc. (the assignee of Cogentrix Batesville Operations, LLC).

     The Partnership does not currently have any employees. LS Power Management, LLC, which is now owned by NRG Energy, Inc, provides day-to-day administrative and management services for the Partnership.

REGULATION

ENVIRONMENTAL REGULATION

     Many federal, state and local laws that are designed to protect human health and the environment affect the Partnership and the Power Facility. These laws impose numerous requirements on the construction, ownership and operation of the Power Facility and its infrastructure. For example, the Partnership must obtain and comply with permits for air emissions, water withdrawal, wastewater discharges, construction in wetlands and other regulated activities. Each permit contains its own set of requirements. The Partnership also must implement management practices for handling hazardous materials, preventing spills, planning for emergencies, ensuring worker safety and addressing other operational issues. The Partnership believes that it has obtained all environmental permits and approvals necessary for the operation of the Power Facility. In addition, although there can be no guarantees, the Partnership does not believe that compliance with applicable environmental requirements will have a material effect on its capital expenditures, earnings or competitive position.

ENERGY REGULATION

     Various federal and state laws pertaining to power generation and sales also affect the Partnership and the Power Facility. The Federal Power Act regulates the sale of electricity at wholesale. The Federal Energy Regulatory Commission ("FERC") is the federal agency that administers the Federal Power Act. FERC regulates, among other things, the rates at which electric power can be sold to wholesale customers. Because the Partnership sells electricity produced by the Power Facility to two wholesale customers, VEPCO and Aquila, the Partnership must comply with the Federal Power Act and the regulations promulgated by FERC under the Federal Power Act. The rates at which the Partnership sells electricity to VEPCO and Aquila under the power purchase agreements have been approved by FERC and the power purchase agreements have been filed with FERC.

     Public utilities have to comply with the Public Utility Holding Company Act of 1935 and corresponding state laws. The Public Utility Holding Company Act requires public utilities to, among other things, (1) register with the Securities and Exchange Commission, (2) obtain Securities and Exchange Commission approval to issue securities and to acquire securities or utility assets or any other interest in any business, including investment in other power facilities, and (3) file annual and other periodic reports with the Securities and Exchange Commission. The state regulations which are applicable to public utilities restrict the rates that utilities can charge to their customers and govern the financial and organizational aspects of, and the issuance of securities by, the utilities.

     Because the Partnership sells electricity from the Power Facility to wholesale customers, it is considered an exempt wholesale generator under the Public Utility Holding Company Act. The Partnership's exempt wholesale generator status keeps it from being a public utility under the Public Utility Holding Company Act and corresponding state laws described above. Accordingly, the Partnership does not have to comply with the requirements and restrictions applicable to public utilities described above. If the Partnership lost its exempt wholesale generator status, however, it would have to comply with these requirements and restrictions. This compliance could have a material adverse effect on the Partnership's capital expenditures, earnings and/or competitive position. However, the Partnership plans to engage only in exempt activity and is not aware of any circumstances which are reasonably likely to occur that would result in a loss of its exempt wholesale generator status.

COMPETITION

     The Energy Policy Act laid the groundwork for a competitive wholesale market for electricity. Among other things, the Energy Policy Act expanded FERC's authority to order electric utilities to transmit, or "wheel," third-party electricity over their transmission lines. In addition, in 1996 FERC issued Order 888 which requires all electric utilities to file tariffs providing non-discriminatory open access wholesale wheeling service on their transmission systems. This allows qualifying facilities, power marketers and exempt wholesale generators to more effectively compete in the wholesale market.

     While acting as a significant catalyst for wholesale competition, the Energy Policy Act did not preempt state authority to regulate retail electric service. Presently, in Mississippi and in most other states, competition for retail customers is limited by statutes or regulations granting existing electric utilities exclusive retail franchises and service territories. Where it exists, retail competition arises primarily from the ability of business customers to relocate among utility service territories, to substitute other energy sources for electric power or to generate their own electricity.

     As described above, the Partnership is an exempt wholesale generator under federal law, and the Power Facility is an eligible facility. As such, the Partnership is permitted to sell capacity and electricity in the wholesale markets, but not in the retail markets. Accordingly, after the termination of the VEPCO and Aquila power purchase agreements, the Partnership may sell the Power Facility's capacity and electrical output in the wholesale markets or to power marketers who can in turn make retail sales.

     At this time the Partnership cannot predict how changing industry conditions may affect the future operation of the Power Facility. However, because the Partnership has long-term contracts to sell electric generating capacity from the Power Facility to VEPCO and Aquila, management does not expect competitive forces to have a significant effect on the Partnership's business during the terms of these contracts. After the termination of these power purchase agreements, the Partnership may be affected by market competition for the sale of all of the electric generating capacity and electrical output of the Power Facility.

BUSINESS OF FUNDING

     Funding conducts no business other than activities associated with the financing of the development and construction of the Power Facility and its related infrastructure. Funding does not currently have any employees.

CUSTOMERS

     During 2001, two customers, Dominion and Aquila, accounted for 60.8% and 30.2%, respectively, of the Partnership's total revenues. During 2000, two customers, Dominion and Aquila, accounted for 60.1% and 30.2%, respectively, of the Partnership's total revenues.

EMPLOYEES

     The Partnership does not currently have any employees. Day to day administrative and management services for the Partnership are provided by LS Power Management LLP, which is a wholly owned subsidiary of NRG Energy, Inc.

ITEM 2 -- PROPERTIES

     The Partnership holds title to the Power Facility, the electrical substation and transmission lines, the water pretreatment system and related equipment, all of which are located in Batesville, Mississippi. The Partnership has the right to use the gas lateral pipeline, water intake facilities and water supply and wastewater discharge pipelines for the Power Facility pursuant to 30-year lease agreements with the Industrial Development Authority of Panola County, Mississippi. The Partnership owns the approximately 60-acre site of the Power Facility in fee simple. The Partnership granted a security interest in its properties in connection with the financing of the development and construction of the Power Facility and related infrastructure.

     Funding does not have any material properties.

ITEM 3 -- LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which the Partnership or Funding is a party or to which any of the Partnership's or Funding's property is subject.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     There is no public market for the partnership interests in the Partnership or the capital stock of Funding.

     The 1% general partnership interest in the Partnership is owned by LSP Energy, Inc. and the 99% limited partnership interest in the Partnership is owned by LSP Batesville Holding, LLC. All of the capital stock of Funding is owned by LSP Batesville Holding, LLC. All of the capital stock of LSP Energy, Inc. is owned by LSP Batesville Holding, LLC.

     The Partnership made no distributions to LSP Batesville Holding, LLC during the year ended December 31, 2001 and distributions of $7,247,000 during the year ended December 31, 2000. The Partnership's ability to make distributions to its partners is limited by the terms of its financing agreements, as described in
Note 4 in the notes to financial statements of the Partnership contained in Item 8 Financial Statements and Supplementary Data below.

     No equity securities of the Partnership or Funding were sold during the fiscal years ended December 31, 2001 and 2000 that were not registered under the Securities Act.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management Discussion and Analysis of Financial Condition is omitted upon conditions as set forth in General Instructions I(1)(a) and (b) of Form 10-K for wholly-owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in General Instructions I(2)(a) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Partnership's revenue and expense items for the year ended December 31, 2001 with the year ended December 31, 2000 and the year ended December 31, 2000 with the year ended December 31, 1999.

                             RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31,
2000

REVENUES

     For the year ended December 31, 2001, the Partnership had total revenues of $52.5 million, compared to $20.4 million of revenue for the year ended December 31, 2000. The increase in revenue is due to commercial operations not beginning until August, 2000. The $52.5 million in revenues consisted primarily of capacity sales under long-term sales agreements. Revenues for the year ended December 31, 2001 are primarily comprised of $31.9 million from the VEPCO power purchase agreement, and $15.9 million from the Aquila power purchase agreement.

OPERATING COSTS

     Operating costs were $8.8 million for the year ended December 31, 2001, which is an increase of $2.7 million, or 45.4% over the prior year. Operating costs represented 16.7% of revenues for the year ended December 31, 2001. Operating costs consisted of taxes and fees of $2.4 million, labor and related benefits of $2.2 million, maintenance expense of $1.8 million, insurance of $1.0 million and other miscellaneous operating costs of $1.4 million. Operating costs were lower in 2000 because the plant did not become operational until August 2000.

DEPRECIATION

     Depreciation costs were $14.3 million for the year ended December 31, 2001, which is an increase of $8.5 million, or 146.8% over the prior year. The increase is due to the plant not becoming operational until August 2000. The depreciation expense was primarily related to the acquisition costs of the power generation facility, which is being depreciated over thirty years.

INTEREST EXPENSE

     Interest expense for the year ended December 31, 2001 was $25.4 million, representing and increase of $14.2 million, or 127.1% over the prior year. The increase in interest expense is due to the discontinuance of interest capitalization. Interest expense was capitalized as a component of construction in progress until July 2000. Approximately $14.3 million of interest expense was capitalized as a component of construction in progress during the year ended December 31, 2000.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expenses were $0.8 million for the year ended December 31, 2001, which is an increase of $0.4 million or 105.9% over the prior year. The expenses consisted primarily of legal and accounting fees, and rating agency fees.

INTEREST INCOME

     Interest income was $1.7 million for the year ended December 31, 2001, which is a decrease of $0.5 million or 22.2% over the prior year. The decrease is due to a decline in interest rates during the year ended December 31, 2001.

                             RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
1999

REVENUES

     For the year ended December 31, 2000, the Partnership had total revenues of $20.4 million compared to $0 in revenues for the year ended December 31, 1999, as commercial operations did not begin until August 8, 2000. The $20.4 million in revenues consisted primarily of $12.2 million earned under the Partnership's power purchase agreement with VEPCO and $6.1 million earned under the Partnership's power purchase agreement with Aquila for the period from the commercial operations date under each of the power purchase agreements through December 31, 2000. In addition, the Partnership received transmission system upgrade credits in the amount of incremental revenue received of approximately $0.8 and $1.3 million from the Tennessee Valley Authority ("TVA") and Entergy Mississippi, Inc. ("Entergy"), respectively, for transmission services procured for the delivery of energy from the Power Facility.

OPERATING COSTS

     Operating costs for the years ended December 31, 2000 and 1999 were $6.0 and $1.3 million, respectively. These costs consisted primarily of following: labor charges, related benefits and taxes in the amount of $1.7 and $0.9 million, respectively; $0.4 and $0.1 million, respectively related to service fees incurred under the operation and maintenance agreement with Cogentrix Batesville Operations, LLC, which was assigned to NRG South Central Operations Inc. as of March 30, 2001; $0.3 and $0.1 million, respectively, related to insurance and property taxes; $0.1 and $0.1 million, respectively, related to fuel pipeline management fees and water supply costs; $0.4 and $0.1 million, respectively, related to management costs; and $1.4 million incurred in fiscal year 2000 for a reduction in the reservation payments received for the period from the commercial operations date through December 31, 2000 resulting from the delay in achieving the energy delivery milestone of June 1, 2000 for the Aquila generating unit.

DEPRECIATION

     Depreciation and amortization expense for the years ended December 31, 2000 and 1999 were $5.8 million $0, respectively, and consisted of depreciation expense of the Power Facility of $5.5 million and amortization of deferred financing fees of $0.2 million in 2000. No depreciation was recorded for fiscal year 1999 as commercial operations did not begin until August 8, 2000.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expenses were $0.4 and $0.2 million, respectively, for the years ended December 31, 2000 and 1999. The expenses consisted primarily of legal and accounting fees, rating agency fees and trustee fees.

INTEREST INCOME

     Interest income for the years ended December 31, 2000 and 1999 aggregated $2.2 and $3.2 million, respectively. The decrease in interest income of approximately $1.0 million is primarily related to the decrease in the average outstanding balance in investments held by trustee during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

INTEREST EXPENSE

     Interest expense for the years ended December 31, 2000 and 1999 aggregated $11.2 and $4.3 million, respectively. The increase in interest expense of $6.9 million is primarily related to the discontinuance of interest capitalization during the last five months of 2000. Approximately $14.3 and $14.1 million of interest expense was capitalized as a component of construction in progress during 2000 and 1999, respectively.

FACILITY OPERATIONS

     The Power Facility has three generating units, each consisting of a gas-fired combustion turbine, a heat recovery steam generator, a steam turbine and auxiliary equipment. In the third and fourth quarters of 2001, two of the Power Facility's steam turbines experienced rotor failures, causing a forced outage of those units that the Partnership expects will last until May 2002. The Partnership took the remaining unit out of service in March 2002 in order to carry out modifications to that unit's steam turbine in response to the failures of the other two steam turbines. The third unit is anticipated to be back in service by June 2002. The Partnership expects that the total cost to repair all three units will be approximately $1.0 million, and that lost revenue in respect of the two units on forced outage and the one unit taken out of service will total approximately $2.7 million. The Partnership is assessing the ramifications of the equipment problems at the Power Facility on the project's bonds, but believes that there has not been an event of default under the indenture and that it is unlikely that this situation will lead to an acceleration of the project debt. The Partnership and Funding to date have made all principal and interest payments on the bonds as scheduled.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company has adopted the provisions of SFAS 141 effective July 1, 2001 and has adopted the provisions of SFAS 142 effective January 1, 2002. The Partnership does not expect that the implementation of these guidelines will have a material impact on its financial position or results of operations.

     In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Partnership has not completed its analysis of SFAS No. 143.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Partnership does not expect to recognize any asset impairments as a result of adopting SFAS No. 144 in the first quarter of 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Partnership management's discussion and analysis of its financial condition and results of operations are based upon the Partnership's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

     On an ongoing basis, the Partnership, evaluates its estimates, utilizing historic experience, consultation with experts and other methods the Partnership considers reasonable. In any case, actual results may differ significantly from the Partnership's estimates. Any effects on the Partnership's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

     The Partnership's significant accounting policies are included in Item
8 -- Note 2 of the Financial Statements. These policies, along with the underlying assumptions and judgments made by the Partnership's management in their application, have a significant impact on the Partnership's financial statements. The Partnership identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Partnership's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Partnership believes that its most critical accounting policies are those listed below.

CAPITALIZATION PRACTICES AND ASSET VALUATION

     As of December 31, 2001, the Partnership had a carrying value of approximately $317.0 million of net property plant and equipment, representing 81.4% of total assets. The Partnership periodically evaluates the recoverability of the carrying value of its property, plant and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired. Asset impairment evaluations include a significant amount of estimates and assumptions.

REVENUE RECOGNITION

     Revenues are recorded based on capacity provided and electrical output delivered at the lesser of amounts billable under the power purchase contracts or the average estimated contract rates over the initial term of the power purchase contracts pursuant to their terms and conditions. Transmission service credit revenues are recognized when actual cash is received.

LIQUIDITY AND CAPITAL RESOURCES

     The bond agreements (as described in Note 4) at the Partnership generally restrict its ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy, Inc. As of December 31, 2001, the Partnership is resolving equipment problems that will cause its debt service coverage ratio to fall below the minimum required for distribution, though irrespective of the debt service coverage ratio, no distributions to NRG Energy were anticipated from the Partnership in 2002. This situation does not create an event of default and will not allow the lenders to accelerate the project financings.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

     The Partnership primarily has fixed rate long-term debt outstanding as of December 31, 2001. At December 31, 2001 and 2000 the Partnership had $322 million and $326 million, respectively, of outstanding bonds at an average fixed interest rate of 7.7%. The Partnership is not significantly exposed to the risk of loss associated with movements in market interest rates primarily because its debt obligations bear fixed interest rates.

COMMODITY PRICE RISK

     Commodity price risk relates to price variability in electricity and natural gas used to meet fuel requirements. The Partnership sells its power generation under fixed-price, long-term power sales contracts. Fuel requirements are provided for under these contracts as well, therefore; the Partnership is not exposed to any material commodity price variability.

CREDIT RISK

     The Partnership is exposed to credit risk in its risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance by a counter party of its contractual obligations. Through NRG Energy's Treasury department, the Partnership actively manages its counter party credit risk. NRG Energy has an established credit policy in place to minimize overall credit risk.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO THE FINANCIAL STATEMENTS

                           TITLE                                PAGE
                           -----                                ----
LSP Batesville Funding Corporation:
  Independent Auditors' Report -- PwC.......................     12
  Independent Auditors' Report -- KPMG......................     13
  Balance Sheets as of December 31, 2001 and 2000...........     14
  Statements of Operations for the years ended December 31,
     2001, 2000 and 1999....................................     15
  Statements of Changes in Stockholder's Equity (Deficit)
     for the years ended December 31, 2001, 2000 and 1999...     16
  Statements of Cash Flows for the years ended December 31,
     2001, 2000 and 1999....................................     17
  Notes to Financial Statements.............................     18
LSP Energy Limited Partnership:
  Independent Auditors' Report -- PwC.......................     22
  Independent Auditors' Report -- KPMG......................     23
  Balance Sheets as of December 31, 2001, and 2000..........     24
  Statements of Operations for the years ended December 31,
     2001, 2000 and 1999....................................     25
  Statements of Changes in Partners' Capital (Deficit) for
     the years ended December 31, 2001, 2000 and 1999.......     26
  Statements of Cash Flows for the years ended December 31,
     2001, 2000 and 1999....................................     27
  Notes to Financial Statements.............................     28

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Management Committee of
LSP Batesville Funding Corporation:

     In our opinion, the accompanying balance sheet as of December 31, 2001 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly in all material respects, the financial position of LSP Batesville Funding Corporation at December 31, 2001 and the results of its operations and cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, MN
February 26, 2002

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
LSP Batesville Funding Corporation:

     We have audited the accompanying balance sheet of LSP Batesville Funding Corporation as of December 31, 2000 and the related statements of operations, changes in stockholder's equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP Batesville Funding Corporation as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Short Hills, New Jersey
March 20, 2001

                       LSP BATESVILLE FUNDING CORPORATION

                                 BALANCE SHEETS
                         AT DECEMBER 31, 2001 AND 2000

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
                                                                       (IN THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................        $ --            $  1
                                                                    ----            ----
Total assets................................................        $ --            $  1
                                                                    ====            ====
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable-affiliates...............................        $ 10            $ 11
                                                                    ----            ----
     Total liabilities......................................          10              11
Commitments and contingencies
Stockholders' deficit.......................................         (10)            (10)
                                                                    ----            ----
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.................        $ --            $  1
                                                                    ====            ====

                See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001    2000    1999
                                                                ----    ----    ----
                                                                   (IN THOUSANDS)
OPERATING REVENUES
  Revenues from wholly-owned operations.....................     $--    $--     $--
OPERATING COSTS AND EXPENSES
  Operating costs...........................................     --      --      --
  Depreciation..............................................     --      --      --
  General and administrative expenses.......................     --       5       6
                                                                 --     ---     ---
Operating loss..............................................     --      (5)     (6)
                                                                 --     ---     ---
OTHER INCOME (EXPENSE)
  Other income, net.........................................     --      --      --
  Interest expense..........................................     --      --      --
                                                                 --     ---     ---
NET LOSS....................................................     $--    $(5)    $(6)
                                                                 ==     ===     ===

                See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION

            STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                                   TOTAL
                                                   COMMON      ADDITIONAL       ACCUMULATED    STOCKHOLDER'S
                                                   STOCK     PAID-IN-CAPITAL      DEFICIT         DEFICIT
                                                   ------    ---------------    -----------    -------------
                                                                        (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998...................     $--            $ 1             $ --            $  1
                                                    ===            ===             ====            ====
  Net loss.....................................      --             --               (6)             (6)
                                                    ---            ---             ----            ----
BALANCE AT DECEMBER 31, 1999...................     $--            $ 1             $ (6)           $ (5)
                                                    ===            ===             ====            ====
  Net Loss.....................................      --             --               (5)             (5)
                                                    ---            ---             ----            ----
BALANCE AT DECEMBER 31, 2000...................     $--            $ 1             $(11)           $(10)
                                                    ===            ===             ====            ====
  Net Loss.....................................      --             --               --              --
  Capital contributions, net...................      --             --               --              --
                                                    ---            ---             ----            ----
BALANCE AT DECEMBER 31, 2001...................     $--            $ 1             $(11)           $(10)
                                                    ===            ===             ====            ====

                See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001    2000    1999
                                                                ----    ----    ----
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss).........................................     $--    $(5)    $(6)
  (Decrease) increase in accounts payable -- affiliates.....     (1)      5       6
                                                                 --     ---     ---
Net cash provided by/(used in) operating activities.........     (1)     --      --
                                                                 --     ---     ---
CASH FLOWS FROM INVESTING ACTIVITIES
                                                                 --     ---     ---
Net cash provided by/(used in) investing activities.........     --      --      --
                                                                 --     ---     ---
CASH FLOWS FROM FINANCING ACTIVITIES
  Contributions from member.................................     --      --      --
                                                                 --     ---     ---
Net cash provided by/(used in) financing activities.........     --      --      --
                                                                 --     ---     ---
Net decrease in cash and cash equivalents...................     (1)     --      --
Cash and cash equivalents at beginning of period............      1       1       1
                                                                 --     ---     ---
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................     $--    $ 1     $ 1
                                                                 ==     ===     ===

                See accompanying notes to financial statements.

                       LSP BATESVILLE FUNDING CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION/BUSINESS DEVELOPMENTS

     LSP Batesville Funding Corporation ("Funding") was established on August 3, 1998. Funding's business purpose is limited to maintaining its organization and activities necessary to facilitate the acquisition of financing by LSP Energy Limited Partnership ("the Partnership") from the institutional debt market and to offering debt securities. On May 21, 1999, the Partnership and Funding issued two series of senior secured bonds (see note 2). Funding is wholly-owned by LSP Batesville Holding, LLC ("Holding"), a Delaware limited liability company.

     Holding was established on July 29, 1998 for the purpose of owning and managing the limited partnership interests of the Partnership, the common stock of LSP Energy, Inc. ("Energy"), the general partner of the Partnership, and the common stock of Funding.

     The Partnership is a Delaware limited partnership formed in February 1996 to develop, finance, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts located in Batesville, Mississippi (the "Facility"). The Facility commenced commercial operations under the Power Purchase Agreement ("Aquila PPA") with Aquila Energy Marketing Corporation ("Aquila") and Utilicorp United, Inc. ("Utilicorp") on August 8, 2000 and under the Power Purchase Agreement ("VEPCO PPA") with Virginia Electric and Power Company ("VEPCO") on August 9, 2000. Prior to achieving commercial operations under the Aquila PPA and the VEPCO PPA, the Partnership had been in the development stage since its inception and had not generated any operating revenues.

     Due to the insignificance of income tax effects applicable to Funding, the accompanying financial statements do not reflect any income tax effects.

2. FINANCING

     Effective August 28, 1998, the Partnership entered into agreements with a financial institution (the "Bank"), that provided for financing in the amount of $180,000,000 (the "Tranche A Credit Facility"). Borrowings from this financing were used for the development and construction of the Facility. These agreements also contemplated circumstances under which LSP Batesville Funding Corporation ("Funding") and Holding would enter into agreements whereby they would issue bonds in the amounts of $100,000,000 (the "Tranche B Bond Facility") and $50,000,000 (the "Tranche C Bond Facility"), respectively, in order to further finance the construction of the facility. The terms and conditions of the Tranche B Bond Facility and Tranche C Bond Facility were set forth in a letter agreement (the "Letter Agreement") entered into among the Partnership, Holding and Funding (collectively, the "Borrowers") and the Bank. Bonds under the Tranche B Bond Facility and Tranche C Bond Facility were never issued.

     Pursuant to the Letter Agreement, the Borrowers and the Bank, as underwriter, also agreed to pursue a capital markets offering during the last quarter of 1998. However, due to unfavorable capital markets conditions, the capital markets offering was not completed. Alternatively, on December 15, 1998, the Partnership amended and restated the financing agreements entered into on August 28, 1998. The amended and restated agreements provided for financing in the amount of $305,000,000. The new financing consisted of a $305,000,000 three-year loan facility (the "Bank Credit Facility") entered into among the Partnership and a consortium of banks.

     A common agreement (the "Common Agreement") tied all of the financing agreements together and set forth, among other things: (a) terms and conditions upon which loans and disbursements were to be made under the Bank Credit Facility; (b) the mechanism for which loan proceeds, operating revenues, equity contributions and other amounts received by the Partnership were disbursed to pay construction costs, operations and maintenance costs, debt service and other amounts due from the Partnership; (c) the conditions which had to be satisfied prior to making distributions from the Partnership; and (d) the covenants and reporting requirements the Partnership was required to be in compliance with during the term of the Common Agreement.

     The Common Agreement prohibited the Partnership from making any distributions to its partners while loans made under the Bank Credit Facility were outstanding.

     The Common Agreement also required the Partnership to set aside cash reserves for the cost of performing periodic major maintenance on the Facility, including turbine overhauls, and the credit support, if any, that the Partnership is required to provide to Aquila under the Aquila PPA.

     Effective August 28, 1998, the Partnership entered into a Letter of Credit and Reimbursement Agreement (the "LOC Agreement") with the Bank that provides for letter of credit commitments aggregating $16,980,000. The LOC Agreement provides for the Bank to issue three separate letters of credit ("Letter of Credit A", "Letter of Credit B" and "Letter of Credit C"). The letters of credit will be used to provide security in favor of VEPCO to support the Partnership's obligations under the VEPCO PPA. The LOC Agreement requires the Partnership to pay commitment fees quarterly in arrears, at varying rates on each letter of credit commitment until the expiration of each letter of credit commitment. The Partnership is required to reimburse the Bank for any drawings made by VEPCO under the letters of credit.

     The Bank had issued Letter of Credit A and Letter of Credit B each in the amount of $5,660,000 as security for the Partnership's potential incremental replacement power obligation under the VEPCO PPA until the earlier of June 1, 2000 and the commercial operations date. On July 21, 2000, VEPCO issued a draw of approximately $4,650,000 on each of Letter of Credit A and Letter of Credit
B. The draws on Letter of Credit A and Letter of Credit B each converted into 5-year loans ("LOC Loans"). Principal amounts under each LOC loan were repayable in 20 equal quarterly installments of approximately $232,487 on each March 31, June 30, September 30, and December 31 commencing on the first such date subsequent to the commercial operations date of the VEPCO Units. On September 30, 2000, the Partnership made principal payments under the LOC Loans aggregating approximately $464,974. During 2000, the Partnership paid approximately $307,000 in interest on the LOC Loans, VEPCO reimbursed the Partnership approximately $198,000 of such interest on the LOC loans. Interest on the outstanding LOC Loans was based on 1.50% to 1.625% above the selected London Interbank Offered Rate ("LIBOR") term of one month. On December 13, 2000, VEPCO repaid the Partnership's outstanding LOC loans of $9,300,000 in full.

     Letter of Credit C was issued in the amount of $5,660,000 on the commercial operations date of the VEPCO Units as security for the Partnership's future obligations under the VEPCO PPA.

     On May 21, 1999, the Partnership and Funding issued two series of Senior Secured Bonds (the "Bonds") in the following total principal amounts:
$150,000,000 7.164% Series A Senior Secured Bonds due 2014 and $176,000,000
8.160% Series B Senior Secured Bonds due 2025. Interest is payable semiannually on each January 15 and July 15, commencing January 15, 2000, to the holders of record on the immediately proceeding January 1 and July 1. On January 15, 2000, the Partnership made interest payments aggregating approximately $16,320,000. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months. The interest rate on the Bonds may be increased under the circumstances described below.

     A portion of the proceeds from the issuance of the Bonds was used to repay the $136,000,000 of outstanding loans under the Bank Credit Facility. The remaining proceeds from the issuance of the Bonds were used to pay a portion of the costs of completing the Facility.

     Effective May 21, 1999, the Common Agreement was amended and restated in connection with the issuance of the Bonds (the "Amended and Restated Common Agreement"). The Amended and Restated Common Agreement sets forth, among other things: (a) the mechanism by which Bond proceeds, operating revenues, equity contributions and other amounts received by the Partnership are disbursed to pay construction costs, operations and maintenance costs, debt service and other amounts due from the Partnership and (b) the conditions which must be satisfied prior to making distributions from the Partnership.

     The Amended and Restated Common Agreement provides that the following conditions must be satisfied before making distributions from the Partnership to its partners: (1) the Partnership must have made all required disbursements to pay operating and maintenance expenses, management fees and expenses and debt service; (2) the Partnership must have set aside sufficient reserves to pay principal and interest payments on the Exchange Bonds and its other senior secured debt; (3) there cannot exist any default or event of default under the Trust Indenture for the Exchange Bonds; (4) the Partnership's historical and projected debt service coverage ratios must equal or exceed the required levels; (5) the Partnership must have sufficient funds in its accounts to meet its ongoing working capital needs; (6) the Facility must be complete; and (7) the distributions must be made after the last business day of September 2000.

     The Amended and Restated Common Agreement requires that the Partnership set aside reserves for: (1) payments of scheduled principal and interest on the Exchange Bonds and other senior secured debt of the Partnership and the Funding Corporation; (2) the cost of performing periodic major maintenance on the Facility, including turbine overhauls; and (3) the credit support, if any, that the Partnership is required to provide to Aquila under the Aquila PPA. As of December 31, 2000 and 2001 the Partnership has funded reserve accounts for scheduled principal and interest on the Exchange Bonds and periodic major maintenance on the Facility in the amounts of $13,000,000 and $3,000,000, respectively. Such reserve accounts are reflected as Investments held by Trustee-restricted on the Partnership's December 31, 2000 balance sheet.

     The Partnership and Funding filed a registration statement with the Securities and Exchange Commission (the "SEC") for a registered offer to exchange the Bonds for two series of debt securities (the "Exchange Bonds") which are in all material respects substantially identical to the Bonds. The registration statement became effective on March 7, 2000. Upon such registration becoming effective, the Partnership and Funding offered the Exchange Bonds in return for surrender of the Bonds. Interest on each Exchange Bond accrued from January 15, 2000, the last date interest on the surrendered Bonds was paid. On July 15, 2000, the Partnership paid $12,648,883 of interest on the Exchange Bonds, including approximately $95,100 of additional interest as a result of not filing the registration statement within 270 days of the issuance of the Bonds.

     Principal payments are payable on each January 15 and July 15, commencing on July 15, 2001. Scheduled maturities of the Exchange Bonds are as follows:

2002.......................................................  $  7,575,000
2003.......................................................     7,125,000
2004.......................................................     7,575,000
2005.......................................................     9,600,000
2006.......................................................    11,925,000
Thereafter.................................................   278,075,000
                                                             ------------
Total......................................................  $321,875,000
                                                             ============

     The Exchange Bonds are secured by substantially all of the personal property and contract rights of the Partnership and Funding. In addition, Holding and Energy have pledged all of their interests in the Partnership, and Holding has pledged all of the common stock of Energy and all of the common stock of Funding.

     The Exchange Bonds are senior secured obligations of the Partnership and Funding, rank equivalent in right of payment to all other senior secured obligations of the Partnership and Funding and rank senior in right of payment to all existing and future subordinated debt of the Partnership and Funding.

     The Exchange Bonds are redeemable, at the option of the Partnership and Funding, at any time in whole or from time to time in part, on not less than 30 nor more than 60 days' prior notice to the holders of that series of Exchange Bonds, on any date prior to its maturity at a redemption price equal to 100% of the outstanding principal amount of the Exchange Bonds being redeemed, plus accrued and unpaid interest on the Exchange Bonds being redeemed and a make-whole premium. In no event will the redemption price ever be less than 100% of the principal amount of the Exchange Bonds being redeemed plus accrued and unpaid interest thereon.

     The Exchange Bonds are redeemable at the option of the bondholders if funds remain on deposit in the distribution account for at least 12 months in a row, and the Partnership and Funding cause the bondholders to vote on whether the Partnership and Funding should use those funds to redeem the Exchange Bonds, and holders of at least 66 2/3% of the outstanding Bonds vote to require the Partnership and Funding to use those funds to redeem the Exchange Bonds. If the Partnership is required to redeem Bonds with those funds, then the redemption price will be 100% of the principal amount of the Exchange Bonds being redeemed plus accrued and unpaid interest on the Exchange Bonds being redeemed. In addition, if LS Power, LLC, Cogentrix Energy, Inc. and/or any qualified transferee collectively cease to own, directly or indirectly, at least 51% of the capital stock of Energy (unless any or all of them maintain management control of the Partnership), or LS Power, LLC, Cogentrix Energy, Inc. and/or any qualified transferee collectively cease to own, directly or indirectly, at least 10% of the ownership in the Partnership, then the Partnership and Funding must offer to purchase all of the Exchange Bonds at a purchase price equal to 101% of the outstanding principal amount of the Exchange Bonds plus accrued and unpaid interest unless the Partnership and Funding receive a confirmation of the then current ratings of the Bonds or at least 66 2/3% of the holders of the outstanding Bonds approve the change in ownership.

     The Trust Indenture for the Exchange Bonds (the "Trust Indenture") entered into among the Partnership, Funding and The Bank of New York, as Trustee (the "Trustee") contains covenants including, among others, limitations and restrictions relating to additional debt other than the Exchange Bonds, Partnership distributions, new and existing agreements, disposition of assets, and other activities. The Trust Indenture also describes events of default which include, among others, events involving bankruptcy of the Partnership or Funding, failure to make any payment of interest or principal on the Exchange Bonds and failure to perform or observe in any material respect any covenant or agreement contained in the Trust Indenture.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Management Committee of
LSP Energy Limited Partnership:

     In our opinion, the accompanying balance sheet as of December 31, 2001 and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of LSP Energy Limited Partnership at December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, MN
February 26, 2002

                          INDEPENDENT AUDITORS' REPORT

The Partners
LSP Energy Limited Partnership:

     We have audited the accompanying balance sheet of LSP Energy Limited Partnership as of December 31, 2000 and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP Energy Limited Partnership as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Short Hills, New Jersey
March 20, 2001

                         LSP ENERGY LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                         AT DECEMBER 31, 2001 AND 2000

                                                                  2001        2000
                                                                --------    --------
                                                                   (IN THOUSANDS)
ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................    $     --    $     93
Investments held by trustee -- restricted...................      53,957      19,544
Accounts receivable.........................................       4,005       3,693
Spare parts inventory.......................................       5,999       4,102
Prepaid expenses and other current assets...................         300         472
                                                                --------    --------
     Total current assets...................................      64,261      27,904
                                                                --------    --------

Investments held by trustee -- restricted...................          --      16,021
Property, plant and equipment, net of accumulated
  depreciation of $19,827 and $5,535........................     317,046     333,711
Deferred finance costs, net of accumulated amortization of
  $6,976 and $6,130.........................................       7,893       8,316
                                                                --------    --------
     TOTAL ASSETS...........................................    $389,200    $385,952
                                                                ========    ========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt...........................    $  7,575    $  4,125
Accounts payable -- trade...................................         805       5,224
Accounts payable -- affiliates..............................       4,398         223
Accrued interest............................................      11,259      11,508
Other current accrued liabilities...........................       3,202         250
                                                                --------    --------
     Total current liabilities..............................      27,239      21,330

Long-term debt..............................................     314,300     321,875
                                                                --------    --------
     Total liabilities......................................     341,539     343,205

Commitments and contingencies
     Partners' equity.......................................      47,661      42,747
                                                                --------    --------
     TOTAL LIABILITIES AND PARTNERS' EQUITY.................    $389,200    $385,952
                                                                ========    ========

                See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  2001        2000       1999
                                                                --------    --------    -------
                                                                        (IN THOUSANDS)
OPERATING REVENUES
  Operating revenues........................................    $ 52,512    $ 20,385    $    --
OPERATING COSTS AND EXPENSES
  Operating costs...........................................       8,784       6,041      1,286
  Depreciation..............................................      14,292       5,793         --
  General and administrative expenses.......................         770         374        219
                                                                --------    --------    -------
Operating income/(loss).....................................      28,666       8,177     (1,505)
                                                                --------    --------    -------
OTHER INCOME (EXPENSE)
  Interest income...........................................       1,692       2,174      3,167
  Interest expense..........................................     (25,444)    (11,204)    (4,287)
                                                                --------    --------    -------
NET INCOME/(LOSS)...........................................    $  4,914    $   (853)   $(2,625)
                                                                ========    ========    =======

                See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       LIMITED PARTNER                        TOTAL PARTNERS'
                                                       LSP BATESVILLE     GENERAL PARTNER         CAPITAL
                                                        HOLDING, LLC      LSP ENERGY, INC.       (DEFICIT)
                                                       ---------------    ----------------    ---------------
                                                                           (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998.......................        $  (522)             $ (5)             $  (527)
                                                           =======              ====              =======
  Net loss.........................................         (2,599)              (26)              (2,625)
                                                           -------              ----              -------
BALANCE AT DECEMBER 31, 1999.......................        $(3,121)             $(31)             $(3,152)
                                                           =======              ====              =======
  Capital contributions, net.......................         54,000                --               54,000
  Distributions to partner.........................         (7,248)               --               (7,248)
  Net loss.........................................           (843)              (10)                (853)
                                                           -------              ----              -------
BALANCE AT DECEMBER 31, 2000.......................        $42,788              $(41)             $42,747
                                                           =======              ====              =======
  Net income.......................................          4,865                49                4,914
                                                           -------              ----              -------
BALANCE AT DECEMBER 31, 2001.......................        $47,653              $  8              $47,661
                                                           =======              ====              =======

                See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  2001        2000        1999
                                                                --------    --------    ---------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................    $  4,914    $   (853)   $  (2,625)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation...........................................      14,292       5,793           --
     Amortization of deferred financing costs...............         423          --           --
  Changes in assets and liabilities:
     Accounts receivable, net...............................        (312)     (3,692)          --
     Spare parts inventory..................................      (1,897)     (3,369)        (734)
     Prepayments and other current assets...................         172        (298)        (117)
     Accounts payable, net..................................      (4,419)     (4,287)      (3,665)
     Accounts payable -- affiliates.........................       4,175        (189)          81
     Accrued interest.......................................        (249)     (3,838)      15,191
     Other current liabilities..............................       2,952          --           --
                                                                --------    --------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........      20,051     (10,733)       8,131
                                                                --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments held by Trustee...............................     (18,392)    (63,761)    (186,797)
  Investments drawn for property, plant and equipment.......          --      81,742      147,527
  Capital expenditures......................................          --     (53,810)    (213,362)
  Proceeds from disposition of property, plant and
     equipment..............................................       2,373          --           --
                                                                --------    --------    ---------
NET CASH USED IN INVESTING ACTIVITIES.......................     (16,019)    (35,829)    (252,632)
                                                                --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Debt issuance and financing costs.........................          --        (301)      (3,380)
  Proceeds from issuance of loans...........................          --       9,299       58,600
  Repayment of loans........................................      (4,125)     (9,299)    (136,600)
  Proceeds from issuance of bonds...........................          --          --      326,000
  Capital contributions.....................................          --      54,000           --
  Distributions to partners.................................          --      (7,247)          --
                                                                --------    --------    ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.........      (4,125)     46,452      244,620
                                                                --------    --------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........         (93)       (110)         119

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............          93         203           84
                                                                --------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $     --    $     93    $     203
                                                                ========    ========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID FOR INTEREST....................................    $ 25,701    $ 12,947    $   3,172
                                                                ========    ========    =========

RECONCILIATION OF CHANGES IN PROPERTY, PLANT AND EQUIPMENT:
Increase in property, plant and equipment...................          --     (42,389)    (210,707)
Increase (decrease) in contract retainer payable............          --     (11,694)       9,062
Reimbursement received from the State of Mississippi........          --          --      (14,277)
Amortization of debt issuance and financing costs...........          --         273        2,560
                                                                --------    --------    ---------
Payments on property, plant and equipment...................          --     (53,810)    (213,362)
                                                                ========    ========    =========

                See accompanying notes to financial statements.

                         LSP ENERGY LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION/BUSINESS DEVELOPMENTS

     LSP Energy Limited Partnership (the "Partnership") is a Delaware limited partnership formed in February 1996 to develop, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts located in Batesville, Mississippi (the "Facility"). The Facility commenced operations in August 2000. The 1% general partner of the Partnership is LSP Energy, Inc. ("Energy"). The 99% limited partner of the Partnership is LSP Batesville Holding, LLC ("Holding"), a Delaware limited liability company established on July 29, 1998. Holding is owned by Granite Power Partners II LP ("Granite"), a Delaware limited partnership formed to develop independent power projects throughout the United States.

     On November 3, 2000, the partners of Granite entered into a purchase agreement for the sale of all of (i) the partnership interests in Granite, the indirect owner of the Partnership and LSP Batesville Funding Corporation ("Funding"), and (ii) all of the membership interests in LS Power Management, LLC, the manager of the Facility, to NRG Energy, Inc., and its affiliates ("NRG Energy"). The sale closed on January 29, 2001. Under current circumstances the Sale did not result in a change of control under the Trust Indenture ("Trust Indenture") dated as of May 21, 1999 among Funding, the Partnership and The Bank of New York. On February 6, 2001, NRG Energy entered into a purchase agreement for the remaining 51.37% membership interest in Holding. The sale closed on March 30, 2001. As a result of these transactions, the Partnership is an indirect, wholly-owned subsidiary of NRG Energy. The purchase price paid by NRG Energy in these transactions was not pushed down to the Partnership.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

RISKS AND UNCERTAINTIES

     As with any power generation facility, operation of the Facility will involve risk, including performance of the Facility below expected levels of output and efficiency, shut-downs due to the breakdown or failure of equipment or processes, violations of permit requirements, operator error, labor disputes, or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a power generation facility or its power purchasers. The occurrence of any of these events could significantly reduce or eliminate revenues generated by the Facility or significantly increase the expenses of the Facility, adversely impacting the Partnership's ability to make payments of principal and interest on its debt when due.

CASH AND CASH EQUIVALENTS

     The Partnership considers cash to include cash and short-term investments with original maturities of three months or less.

SPARE PARTS INVENTORY

     Spare parts consist primarily of spare parts for the Facility's combustion turbines and are carried at the lower of cost or market, cost determined using the first-in, first-out method.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

DEBT ISSUANCE AND FINANCING COSTS

     The Partnership amortizes deferred debt issuance and financing costs over the expected term of the related debt using the effective interest method. A portion of amortization of deferred financing costs during construction was capitalized as part of construction in progress in the accompanying financial statements.

INVESTMENTS HELD BY TRUSTEE

     At December 31, 2001 and 2000, Investments Held by Trustee referred to in
Note 4, consisted of commercial paper with original maturities primarily of 90 days or less. All such commercial paper at December 31, 2001 and 2000 matured prior to January 31, 2002 and 2001, respectively. The Partnership acquired and classified these debt securities as held-to-maturity because of its intent and ability to hold them to maturity. At December 31, 2001 and 2000, the fair value of each of these investment securities approximated its amortized cost.

     Held-to-maturity securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. Such amortization and accretion is included in interest income. Interest income is recognized when earned. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in investment securities gains (losses). There were no sales of investment securities during 2001 and 2000. Maturities of investment securities used to pay for property, plant and equipment are reflected as investments drawn for property, plant and equipment on the statement of cash flows.

     The Partnership has recorded investments held by Trustee that have been deposited in specific accounts to meet debt service reserve and major maintenance reserve requirements as required under the terms of the Trust Indenture, and these investments are classified as current or non-current assets based upon when the designated debt service and maintenance requirements are payable.

     The Trustee holds all of these investments and the use of the proceeds from maturities is restricted under the terms of the Trust Indenture.

REVENUE RECOGNITION

     Revenues are recorded based on capacity provided and electrical output delivered at the lesser of amounts billable under the power purchase contracts or the average estimated contract rates over the initial term of the power purchase contracts pursuant to their terms and conditions. Transmission service credit revenues are recognized when actual cash is received.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and accounts receivable. Cash accounts are generally held in federally insured banks. Accounts receivable are concentrated within entities engaged in the energy industry. These industry concentrations may impact the Partnership's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. Receivables are generally not collateralized.

INCOME TAXES

     The Partnership is not an income tax paying entity as income taxes are assessed at the partner level. The financial statements of the partnership do not reflect any income tax effects.

RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or partners' capital as previously reported.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company has adopted the provisions of SFAS 141 effective July 1, 2001 and has adopted the provisions of SFAS 142 effective January 1, 2002. The Partnership does not expect that the implementation of these guidelines will have a material impact on its financial position or results of operations.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Partnership has not completed its analysis of SFAS No. 143.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Partnership does not expect to recognize any asset impairments as a result of adopting SFAS No. 144 in the first quarter of 2002.

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful life of 30 years.

     Property, plant and equipment consists of the following:

                                                          DECEMBER 31,    DECEMBER 31,
                                                              2001            2000
                                                          ------------    ------------
                                                                 (IN THOUSANDS)
Land..................................................      $    673        $    673
Facilities, machinery and equipment...................       336,200         338,573
Less: Accumulated depreciation........................       (19,827)         (5,535)
                                                            --------        --------
Property, plant and equipment (net)...................      $317,046        $333,711
                                                            ========        ========

     Certain components within the facility will require replacement or overhaul at various times during the estimated life of the plant. These components are being depreciated using the straight-line method over their estimated useful lives ranging from two to twelve years. The cost of future replacement and overhaul of these components is capitalized and depreciated over their estimated useful lives. Routine maintenance and repairs are charged to expense as incurred.

4. FINANCING

     Effective August 28, 1998, the Partnership entered into agreements with a financial institution (the "Bank"), that provided for financing in the amount of $180,000,000 (the "Tranche A Credit Facility"). Borrowings from this financing were used for the development and construction of the Facility. These agreements also contemplated circumstances under which LSP Batesville Funding Corporation ("Funding") and Holding would enter into agreements whereby they would issue bonds in the amounts of $100,000,000 (the "Tranche B Bond Facility") and $50,000,000 (the "Tranche C Bond Facility"), respectively, in order to further finance the construction of the facility. The terms and conditions of the Tranche B Bond Facility and Tranche C Bond Facility were set forth in a letter agreement (the "Letter Agreement") entered into among the Partnership, Holding and Funding (collectively, the "Borrowers") and the Bank. Bonds under the Tranche B Bond Facility and Tranche C Bond Facility were never issued.

     Pursuant to the Letter Agreement, the Borrowers and the Bank, as underwriter, also agreed to pursue a capital markets offering during the last quarter of 1998. However, due to unfavorable capital markets conditions, the capital markets offering was not completed. Alternatively, on December 15, 1998, the Partnership amended and restated the financing agreements entered into on August 28, 1998. The amended and restated agreements provided for financing in the amount of $305,000,000. The new financing consisted of a $305,000,000 three-year loan facility (the "Bank Credit Facility") entered into among the Partnership and a consortium of banks.

     A common agreement (the "Common Agreement") tied all of the financing agreements together and set forth, among other things: (a) terms and conditions upon which loans and disbursements were to be made under the Bank Credit Facility; (b) the mechanism for which loan proceeds, operating revenues, equity contributions and other amounts received by the Partnership were disbursed to pay construction costs, operations and maintenance costs, debt service and other amounts due from the Partnership; (c) the conditions which had to be satisfied prior to making distributions from the Partnership; and (d) the covenants and reporting requirements the Partnership was required to be in compliance with during the term of the Common Agreement.

     The Common Agreement prohibited the Partnership from making any distributions to its partners while loans made under the Bank Credit Facility were outstanding.

     The Common Agreement also required the Partnership to set aside cash reserves for the cost of performing periodic major maintenance on the Facility, including turbine overhauls, and the credit support, if any, that the Partnership is required to provide to Aquila under the Aquila PPA.

     Effective August 28, 1998, the Partnership entered into a Letter of Credit and Reimbursement Agreement (the "LOC Agreement") with the Bank that provides for letter of credit commitments aggregating $16,980,000. The LOC Agreement provides for the Bank to issue three separate letters of credit

("Letter of Credit A", "Letter of Credit B" and "Letter of Credit C"). The letters of credit will be used to provide security in favor of VEPCO to support the Partnership's obligations under the VEPCO PPA. The LOC Agreement requires the Partnership to pay commitment fees quarterly in arrears, at varying rates on each letter of credit commitment until the expiration of each letter of credit commitment. The Partnership is required to reimburse the Bank for any drawings made by VEPCO under the letters of credit.

     The Bank had issued Letter of Credit A and Letter of Credit B each in the amount of $5,660,000 as security for the Partnership's potential incremental replacement power obligation under the VEPCO PPA until the earlier of June 1, 2000 and the commercial operations date. On July 21, 2000, VEPCO issued a draw of approximately $4,650,000 on each of Letter of Credit A and Letter of Credit B (see Note 4). The draws on Letter of Credit A and Letter of Credit B each converted into 5-year loans ("LOC Loans"). Principal amounts under each LOC loan were repayable in 20 equal quarterly installments of approximately $232,487 on each March 31, June 30, September 30, and December 31 commencing on the first such date subsequent to the commercial operations date of the VEPCO Units. On September 30, 2000, the Partnership made principal payments under the LOC Loans aggregating approximately $464,974. During 2000, the Partnership paid approximately $307,000 in interest on the LOC Loans, VEPCO reimbursed the Partnership approximately $198,000 of such interest on the LOC loans. Interest on the outstanding LOC Loans was based on 1.50% to 1.625% above the selected London Interbank Offered Rate ("LIBOR") term of one month. On December 13, 2000, VEPCO repaid the Partnership's outstanding LOC loans of $9,300,000 in full.

     Letter of Credit C was issued in the amount of $5,660,000 on the commercial operations date of the VEPCO Units as security for the Partnership's future obligations under the VEPCO PPA.

     On May 21, 1999, the Partnership and Funding issued two series of Senior Secured Bonds (the "Bonds") in the following total principal amounts:
$150,000,00 7.164% Series A Senior Secured Bonds due 2014 and $176,000,000
8.160% Series B Senior Secured Bonds due 2025. Interest is payable semi-annually on each January 15 and July 15, commencing January 15, 2000, to the holders of record on the immediately proceeding January 1 and July 1. On January 15, 2000, the Partnership made interest payments aggregating approximately $16,320,000. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months. The interest rate on the Bonds may be increased under the circumstances described below.

     A portion of the proceeds from the issuance of the Bonds was used to repay the $136,000,000 of outstanding loans under the Bank Credit Facility. The remaining proceeds from the issuance of the Bonds were used to pay a portion of the costs of completing the Facility.

     Effective May 21, 1999, the Common Agreement was amended and restated in connection with the issuance of the Bonds (the "Amended and Restated Common Agreement"). The Amended and Restated Common Agreement sets forth, among other things: (a) the mechanism by which Bond proceeds, operating revenues, equity contributions and other amounts received by the Partnership are disbursed to pay construction costs, operations and maintenance costs, debt service and other amounts due from the Partnership and (b) the conditions which must be satisfied prior to making distributions from the Partnership.

     The Amended and Restated Common Agreement provides that the following conditions must be satisfied before making distributions from the Partnership to its partners: (1) the Partnership must have made all required disbursements to pay operating and maintenance expenses, management fees and expenses and debt service; (2) the Partnership must have set aside sufficient reserves to pay principal and interest payments on the Exchange Bonds and its other senior secured debt; (3) there cannot exist any default or event of default under the Trust Indenture for the Exchange Bonds; (4) the Partnership's historical and projected debt service coverage ratios must equal or exceed the required levels;
(5) the Partnership must have sufficient funds in its accounts to meet its ongoing working capital needs; (6) the Facility must be complete; and (7) the distributions must be made after the last business day of September 2000.

     The Amended and Restated Common Agreement requires that the Partnership set aside reserves for: (1) payments of scheduled principal and interest on the Exchange Bonds and other senior secured debt of the Partnership and the Funding Corporation; (2) the cost of performing periodic major maintenance on the Facility, including turbine overhauls; and (3) the credit support, if any, that the Partnership is required to provide to Aquila under the Aquila PPA. As of December 31, 2000 the Partnership has funded reserve accounts for scheduled principal and interest on the Exchange Bonds and periodic major maintenance on the Facility in the amounts of $13,000,000 and $3,000,000, respectively. Such reserve accounts are reflected as Investments held by Trustee-restricted on the accompanying December 31, 2000 balance sheet.

     The Partnership and Funding filed a registration statement with the Securities and Exchange Commission (the "SEC") for a registered offer to exchange the Bonds for two series of debt securities (the "Exchange Bonds") which are in all material respects substantially identical to the Bonds. The registration statement became effective on March 7, 2000. Upon such registration becoming effective, the Partnership and Funding offered the Exchange Bonds in return for surrender of the Bonds. Interest on each Exchange Bond accrued from January 15, 2000, the last date interest on the surrendered Bonds was paid. On July 15, 2000, the Partnership paid $12,648,883 of interest on the Exchange Bonds, including approximately $95,100 of additional interest as a result of not filing the registration statement within 270 days of the issuance of the Bonds.

     Principal payments are payable on each January 15 and July 15, commencing on July 15, 2001. Scheduled maturities of the Exchange Bonds are as follows:

2002.......................................................  $  7,575,000
2003.......................................................     7,125,000
2004.......................................................     7,575,000
2005.......................................................     9,600,000
2006.......................................................    11,925,000
Thereafter.................................................   278,075,000
                                                             ------------
Total......................................................  $321,875,000
                                                             ============

     The Exchange Bonds are secured by substantially all of the personal property and contract rights of the Partnership and Funding. In addition, Holding and Energy have pledged all of their interests in the Partnership, and Holding has pledged all of the common stock of Energy and all of the common stock of Funding.

     The Exchange Bonds are senior secured obligations of the Partnership and Funding, rank equivalent in right of payment to all other senior secured obligations of the Partnership and Funding and rank senior in right of payment to all existing and future subordinated debt of the Partnership and Funding.

     The Exchange Bonds are redeemable, at the option of the Partnership and Funding, at any time in whole or from time to time in part, on not less than 30 nor more than 60 days' prior notice to the holders of that series of Exchange Bonds, on any date prior to its maturity at a redemption price equal to 101% of the outstanding principal amount of the Exchange Bonds being redeemed, plus accrued and unpaid interest on the Exchange Bonds being redeemed and a make-whole premium. In no event will the redemption price ever be less than 100% of the principal amount of the Exchange Bonds being redeemed plus accrued and unpaid interest thereon.

     The Exchange Bonds are redeemable at the option of the bondholders if funds remain on deposit in the distribution account for at least 12 months in a row, and the Partnership and Funding cause the bondholders to vote on whether the Partnership and Funding should use those funds to redeem the Exchange Bonds, and holders of at least 66 2/3% of the outstanding Bonds vote to require the Partnership and Funding to use those funds to redeem the Exchange Bonds. If the Partnership is required to redeem Bonds with those funds, then the redemption price will be 100% of the principal amount of the Exchange Bonds being redeemed plus accrued and unpaid interest on the Exchange Bonds being redeemed. In addition, if LS Power, LLC, Cogentrix Energy, Inc. and/or any qualified transferee collectively cease to own, directly or indirectly, at least 51% of the capital stock of Energy (unless any or all of them maintain management control of the Partnership), or LS Power, LLC, Cogentrix Energy, Inc. and/or any qualified transferee collectively cease to own, directly or indirectly, at least 10% of the ownership in the Partnership, then the Partnership and Funding must offer to purchase all of the Exchange Bonds at a purchase price equal to 101% of the outstanding principal amount of the Exchange Bonds plus accrued and unpaid interest unless the Partnership and Funding receive a confirmation of the then current ratings of the Bonds or at least 66 2/3% of the holders of the outstanding Bonds approve the change in ownership.

     The Trust Indenture for the Exchange Bonds (the "Trust Indenture") entered into among the Partnership, Funding and The Bank of New York, as Trustee (the "Trustee") contains covenants including, among others, limitations and restrictions relating to additional debt other than the Exchange Bonds, Partnership distributions, new and existing agreements, disposition of assets, and other activities. The Trust Indenture also describes events of default which include, among others, events involving bankruptcy of the Partnership or Funding, failure to make any payment of interest or principal on the Exchange Bonds and failure to perform or observe in any material respect any covenant or agreement contained in the Trust Indenture. The Partnership is currently restricted from making distributions to LSP Batesville Holding, LLC as a result of equipment problems at the Facility.

5. FACILITY CONTRACTS

     On May 18, 1998, the Partnership entered into the VEPCO PPA. Under the terms of the VEPCO PPA, the Partnership is obligated to sell, and VEPCO is obligated to purchase, approximately 558 megawatts of electrical capacity and dispatchable energy generated from two of the three Combined Cycle Units ("Unit" or "Units") at the Facility at prices set forth in the VEPCO PPA. The initial term of the VEPCO PPA is thirteen years, beginning on June 1, 2000. VEPCO has the option of extending the term of the VEPCO PPA for an additional twelve years by providing the Partnership written notice at least two years prior to the expiration of the initial term. The extended term may be terminated at any time by VEPCO with 18 months prior notice to the Partnership.

     The VEPCO PPA specified an energy delivery milestone deadline of June 1, 2000 for the VEPCO Unit. On August 9, 2000, the energy delivery milestone for the VEPCO Units was achieved. As a result of the delay in achieving the energy delivery milestone, the Partnership was potentially responsible for the cost of incremental replacement power during the period of delay, subject to a maximum of $20 per kilowatt ($5,660,000) of committed capacity from each VEPCO Unit. The Partnership has issued two letters of credit each in the amount of $5,660,000 as security for this obligation (see Note 4). VEPCO had claimed that the Partnership was responsible for an aggregate amount of approximately $9,300,000 of incremental replacement power costs for the period June 1, 2000 through July 19, 2000 and had drawn approximately $4,650,000 on each of the two letters of credit. The draws on the letters of credit each converted into 5-year loans. The Partnership disputed the validity of the draws on the two letters of credit, the amount of the incremental replacement power costs and the methodology used by VEPCO to calculate the incremental replacement power costs, including the failure by VEPCO to acknowledge the force majeure events notice issued by the Partnership to VEPCO claiming delays of the energy delivery milestone date of June 1, 2000, under the VEPCO PPA as a result of transportation delays in the delivery of one of the VEPCO Unit's steam turbine generator to the Facility. The Partnership claimed a 21-day delay in the energy delivery milestone date for the first VEPCO Unit and a 9-day delay in the energy delivery milestone date for the second VEPCO Unit. In connection with this dispute, and as a result of the draw on the letters of credit, the Partnership issued a notice of default to VEPCO. In response to this notice of default, on August 17, 2000, VEPCO repaid the Partnership accrued interest on the letter of credit loans through August 31, 2000 and placed an amount equal to the draws on the two letters of credit into an escrow account pursuant to an escrow agreement dated August 17, 2000 among VEPCO, the Partnership and the Chase Manhattan Bank, as escrow agent, (the "Escrow Agreement") pending final resolution of this dispute.

     On December 13, 2000, the Partnership and VEPCO entered into a settlement agreement ("Settlement Agreement") relating to certain matters occurring or failing to occur prior to the date of the Settlement Agreement, including failure to achieve the energy delivery milestone and the force majeure claim as described above. Effective with the Settlement Agreement, the Escrow Agreement was terminated and the outstanding LOC loans of $9,300,000 were repaid in full. As a result of the Settlement Agreement, the Partnership reversed its estimated potential liability of $4,500,000 for incremental replacement power that it had recorded during the third quarter of 2000.

     On December 13, 2000, the Partnership and VEPCO entered into the Fourth Amendment to the VEPCO PPA (the "Fourth Amendment"). The following is a brief description of the significant provisions contained within the Fourth Amendment:

          (a) Additional energy payment -- The VEPCO PPA specifies a monthly energy payment based on the amount of electricity delivered to VEPCO and an energy rate. The energy rate is $1.00 per megawatt-hour escalated by 3% per year. Under the terms of the Fourth Amendment, an additional energy payment ranging from $.30 per megawatt-hour to $1 per megawatt-hour based upon the average number of operating hours per start for the month will be earned by the Partnership. The lower the average operating hours per start the higher the additional energy payment. Both the energy payment and the additional energy payment are escalated by 3% per year.

          (b) Reservation payment adjustment -- The reservation payment for each month of the initial term of the VEPCO PPA will be reduced by approximately $23,500 for each of the two VEPCO Units, for a total monthly reduction of approximately $47,000.

          (c) The Fourth Amendment establishes the Batesville control area as an authorized control center and clarified some of the provisions of the VEPCO PPA as they relate to forced outage hours and imbalance charges. VEPCO will hold the Partnership harmless from costs associated with VEPCO's control area redesignation and will pay for additional work performed by the Partnership related to the control center. Such costs would include any charges imposed by the Tennessee Valley Authority ("TVA") or Entergy Mississippi, Inc. ("Entergy") to bring about the change in control center. Deviation bands were established to limit the Partnership's responsibility for forced outage hours when the Batesville control area is the designated control area. In exchange, VEPCO was provided the ability to elect that the Partnership share responsibility for imbalance charges assessed by TVA or Entergy in lieu of accumulating forced outage hours for mismatches in generation in the event VEPCO elects to disestablish the Batesville control area.

          (d) The Partnership agreed to include CMS Trunkline as a valid interstate pipeline under the VEPCO PPA.

     Under the terms of the VEPCO PPA, VEPCO provided natural gas for the testing and commissioning of each of its Units. The Partnership was obligated to reimburse VEPCO for the delivered cost of such natural gas. The Partnership purchased approximately $7,375,000 of natural gas from VEPCO for the testing and commissioning of each of its Units. This amount has been recorded as a component of property, plant and equipment in the accompanying December 31, 2000 balance sheet.

     Under the terms of the VEPCO PPA, VEPCO acted as the Partnership's agent for the purpose of marketing and selling test energy generated during the testing and commissioning of the VEPCO Units. In return for VEPCO's services, the Partnership was obligated to pay VEPCO a marketing fee equal to $1.00 per MW hour of test energy sold plus a reimbursement for any reasonable costs related to the sale of such test energy. For the period May 23, 2000 through the commercial operations date under the VEPCO PPA, the Partnership recorded approximately $3,228,000, net of related marketing fees, from the sale of test energy during construction under this arrangement with VEPCO. This amount has been recorded as a reduction of property, plant and equipment in the accompanying December 31, 2000 balance sheet.

     The terms of the VEPCO PPA, as amended, require VEPCO to make payments to the Partnership including a reservation payment, an energy payment, an additional energy payment, a start-up payment, a system upgrade payment and a guaranteed heat rate payment.

     The reservation payment is a monthly payment based on the tested capacity of each VEPCO Unit adjusted to specific ambient conditions and the applicable reservation charge. The standard capacity reservation charge is $5.00 per megawatt per month, $6.00 per megawatt per month, and $4.50 per megawatt per month for contract years 1-5, 6-13, and 14-25, respectively. The supplemental (or augmented) capacity reservation charge is $3.25 per megawatt per month, $3.50 per megawatt per month, and $3.00 per megawatt per month for contract years 1-5, 6-13, and 14-25, respectively. The reservation payment may be adjusted downward due to low Unit reliability or availability. However, in the event of an extended forced outage the

Partnership may elect to pay for or provide VEPCO with replacement power and, thereby, avoid a reduction in the reservation payment due to reduced availability. The Partnership invoiced VEPCO approximately $31.9 million and $12.0 million for reservation payments for fiscal year 2001 and the period from commercial operation date through December 31, 2000, respectively. Under the terms of the Fourth Amendment, reservation payments for each month of the initial term will be reduced by approximately $23,500 for each of the two VEPCO Units, for a total monthly reduction of approximately $47,000. Beginning in 2001 and through the end of the initial term the total reservation payment due from VEPCO will be reduced by approximately $47,000 per month.

     Due to the unavailability of testing data at the time of commercial operation of the VEPCO units, VEPCO and the Partnership agreed to fix the standard and supplemental capacities of the VEPCO Units under the power purchase agreement at 243 megawatts and 40 megawatts, respectively. The Partnership committed to retest for the standard capacity and supplemental capacity of the VEPCO units by September 30, 2000 and November 30, 2000, respectively. However due to the combustion turbine manufacturer's 80% load limitation, as described below, the retests were not conducted until after the removal of such advisory. The retests for VEPCO Unit No. 1 and VEPCO Unit No. 2 were completed on January 19, 2001 and December 22, 2000, respectively. As a result of the retests the standard capacity and supplemental capacity of VEPCO Unit No. 1 were adjusted to 243 megawatts and 38 megawatts, respectively, and the standard capacity and supplemental capacity of VEPCO Unit No. 2 were adjusted to 242 megawatts and 39 megawatts, respectively. The results of the standard and supplemental capacity tests became effective on the first day following the completion of such retests. As a result of the operational restrictions imposed by this technical advisory reductions in the 2000 reservation payment due to availability adjustments under the VEPCO PPA approximated $500,000.

     The energy payment is a monthly payment based on the amount of electricity delivered to VEPCO and an energy rate. The energy rate is $1.00 per megawatt-hour plus an additional energy payment ranging from $.30 to $1.00 per megawatt-hour. Both Energy payment and the additional energy payment are escalated by 3% per year. The Partnership invoiced VEPCO approximately $1.2 million and $0.3 million for energy payments for fiscal year 2001 and the period from the commercial operations date through December 31, 2000, respectively.

     The start-up payment is a monthly payment based on the number of starts for each VEPCO Unit in excess of 250 per year and a start-up charge. The start charge is equal to $5,000 per Unit per start in excess of 250 starts per year. There were no start-up payments earned during fiscal year 2001 or the period from the commercial operations date through December 31, 2000.

     The system upgrade payment is a monthly payment based on VEPCO's receipt of a credit or discount for transmission service from the TVA and Entergy due to the Partnership's payment for system upgrades on TVA's or Entergy's transmission systems. The system upgrade payment is due only to the extent that VEPCO receives such transmission service credit or discount. As of December 31, 2001 and 2000, VEPCO has received no credit or discount from TVA or Entergy for use of the TVA and Entergy transmission system upgrades. TVA and Entergy have been collecting the transmission service fees and have been providing the system upgrade payments directly to the Partnership as described below.

     The guaranteed heat rate payment is a monthly payment based on the difference between the actual operating efficiency of the VEPCO Units and the operating efficiency that the Partnership has guaranteed. If the actual operating efficiency of the VEPCO Units is higher than the operating efficiency that the Partnership has guaranteed, VEPCO is required to pay the Partnership the fuel cost savings that resulted from such higher efficiency. If the actual operating efficiency of the VEPCO Units is lower than the operating efficiency that the Partnership has guaranteed, the Partnership is required to pay VEPCO the fuel cost expense that resulted from such lower efficiency. During fiscal year 2001 and the periods from the date of commercial operations through December 31, 2000, the Partnership was charged approximately $101,000 and 62,000, respectively, by VEPCO relating to the guaranteed heat rate.

     The VEPCO PPA is a tolling arrangement, whereby VEPCO is obligated to supply natural gas to each VEPCO Unit. VEPCO is obligated to arrange, procure, nominate, balance, transport and deliver to the

Facility's lateral pipeline the amount of fuel necessary for each VEPCO Unit to generate its net electrical output.

     The VEPCO PPA requires the Partnership and VEPCO to work together to develop an annual schedule for the maintenance based upon VEPCO's projected dispatch schedule. The Partnership has agreed not to schedule maintenance during the months of June, July, August, September, January and February without VEPCO's consent.

     On May 21, 1998, the Partnership entered into the Aquila PPA. Under the terms of the Aquila PPA, the Partnership is obligated to sell, and Aquila is obligated to purchase, approximately 281 megawatts of electrical capacity and dispatchable energy generated from one of the three Units at the Facility at prices set forth in the Aquila PPA. UtiliCorp has appointed Aquila as its agent under the Aquila PPA. The initial term of the Aquila PPA is fifteen years and seven months, beginning on June 1, 2000. Aquila has the option of extending the term of the Aquila PPA for an additional five years by providing the Partnership written notice by the later of July 2013 or twenty-nine months prior to the expiration of the initial term.

     The Aquila PPA specified an energy delivery milestone deadline of June 1, 2000 for the Aquila Unit. On August 8, 2000, the energy delivery milestone of the Aquila Unit was achieved. During the period of delay, the Partnership had the option of electing to incur an adjustment to the reservation payment to be received under the Aquila PPA or to be responsible for the incremental replacement power costs during the period of delay. The Partnership elected to incur an adjustment to the reservation payments to be received under the Aquila PPA. The adjustment to the future reservation payments was determined by contract capacity, the duration of delay and a percentage factor for the month in which the delay occurred. As a result of the delay in achieving the energy delivery milestone, the reduction in reservation payments received for the period from the commercial operations date through December 31, 2000 approximated $1,335,000. The delay which caused the aforementioned reduction in reservation payments will have no impact on reservation payments earned under the Aquila PPA subsequent to December 31, 2000.

     Under the terms of the Aquila PPA, Aquila provided natural gas for the testing and commissioning of its Unit. The Partnership was obligated to reimburse Aquila for the delivered cost of such natural gas. The Partnership purchased approximately $4,602,000 of natural gas from Aquila for the testing and commissioning of its Unit. This amount has been recorded as a reduction of property, plant and equipment in the accompanying December 31, 2000 balance sheet.

     Under the terms of the Aquila PPA, Aquila acted as the Partnership's agent for the purpose of marketing and selling test energy generated during the testing and commissioning of the Aquila Unit. In return for Aquila's services, the Partnership was obligated to pay Aquila a marketing fee equal to $0.25 per MW hour of test energy sold plus a reimbursement for any reasonable costs related to the sale of such test energy. For the period from May 23, 2000 through the commercial operations date under the Aquila PPA, the Partnership recorded approximately $2,940,000, net of related marketing fees, from the sale of test energy during construction under this arrangement with Aquila. This amount has been recorded as a reduction of property, plant and equipment in the accompanying December 31, 2000 balance sheet.

     The terms of the Aquila PPA require Aquila to make payments to the Partnership including a reservation payment, an energy payment, a start-up payment, a system upgrade payment and a guaranteed heat rate payment.

     The reservation payment is a monthly payment based on the tested contract capacity of each Aquila Unit adjusted to specific ambient conditions and the applicable reservation charge. The capacity reservation charge for all contract capacity up to 267-megawatts is $4.90 per megawatt per month for the first 60 months and $5.00 per megawatt per month thereafter. The capacity reservation charge for all capacity in excess of 267-megawatts is $2.50 per megawatt per month through the term of the Aquila PPA. The reservation payment may be adjusted downward due to low Unit reliability or availability. However, in the event of an extended forced outage the Partnership may elect to pay for or provide Aquila with replacement power and, thereby, avoid a reduction in the reservation payment due to reduced availability. The Partnership invoiced Aquila approximately $15.9 million and $6.0 million for reservation payments during fiscal year 2001 and for the period from the date of commercial operation through December 31, 2000, respectively. The amount for fiscal year 2000 was then reduced by a delay adjustment of approximately $1.3 million.

     Due to the unavailability of testing data at the time of commercial operation of the Aquila Unit, Aquila and the Partnership agreed to fix the standard and supplemental capacities of the Aquila Units under the power purchase agreement at 243 megawatts and 38 megawatts, respectively. The Partnership, committed to retest for the standard and supplemental capacity of the Aquila Unit by November 30, 2000. However, due to the combustion turbine manufacturer's 80% load limitation, as described below, the Partnership was not able to perform the retests on or before November 30, 2000. The retests were completed on February 12, 2001. As a result of the retests the contract capacity and surplus supplemental capacity were adjusted to 267 megawatts and 14 megawatts, respectively. The results of such tests became effective on February 13, 2001. As a result of the operational restrictions imposed by this technical advisory reduction in the 2000 reservation payment due to availability adjustments under the Aquila PPA approximated $245,000.

     The energy payment is a monthly payment based on the amount of electricity delivered to Aquila and an energy rate. The energy rate is $1.00 per megawatt-hour escalated by the rate of change in the gross domestic product implicit price deflator index. The Partnership invoiced Aquila approximately $0.6 million and $0.2 million for energy payments during fiscal year 2001 and for the period from the date of commercial operations through December 31, 2000.

     The start-up payment is a monthly payment based on the number of starts for the Aquila Unit is excess of 200 per year and a start charge. The start charge is equal to $5,000 per Unit per start. There were no start-up payments earned during fiscal year 2001 or the period from the date of commercial operations through December 31, 2000.

     The system upgrade payment is a monthly payment based on Aquila's receipt of a credit or discount for transmission service from TVA or Entergy due to the Partnership's payment for system upgrades on TVA's or Entergy's transmission systems. The system upgrade payment is due only to the extent that Aquila receives such transmission service credit or discount. As of the end of December 2000, Aquila had received no credit or discount from TVA or Entergy for use of the TVA and Entergy transmission system upgrades. TVA and Entergy have been collecting the transmission service fees and have been providing the system upgrade payment directly to the Partnership as described below.

     The guaranteed heat rate payment is a monthly payment based on the difference between the actual operating efficiency of the Aquila Unit and the operating efficiency that the Partnership has guaranteed. If the actual operating efficiency of the Aquila Unit is higher than the operating efficiency that the Partnership has guaranteed, Aquila is required to pay the Partnership the fuel cost savings that resulted from such higher efficiency. If the actual operating efficiency of the Aquila Units is lower than the operating efficiency that the Partnership has guaranteed, the Partnership is required to pay Aquila the fuel cost expense that resulted from such lower efficiency. As of December 31, 2001 and 2000, the Partnership had been charged approximately $132,000 and $40,000, respectively, by Aquila, relating to the guaranteed heat rate.

     The Aquila PPA is a tolling arrangement, whereby Aquila is obligated to supply natural gas to the Aquila Unit. Aquila is obligated to arrange, procure, nominate, balance, transport and deliver to the Facility's lateral pipeline the amount of fuel necessary for the Aquila Unit to generate its net electrical output.

     The Aquila PPA requires the Partnership and Aquila to work together to develop an annual schedule for the maintenance of the Aquila Unit based upon Aquila's projected dispatch schedule. The Partnership has agreed not to schedule maintenance during the period from June 15 through September 15 of any calendar year without Aquila's consent.

     For the period between February 25, 2000 and May 23, 2000, the Partnership was a party to a power purchase agreement with TVA for the sale of test energy generated during testing and commissioning of the Facility ("Test Energy Agreement"). As of December 31, 2000, the Partnership had recorded approximately $1,447,000 from the sale of test energy to TVA. This amount has been recorded as a reduction of property, plant and equipment in the accompanying December 31, 2000 balance sheet.

     The Partnership is entitled to receive transmission system upgrade credits in the amount of incremental revenue received by the TVA and Energy for transmission services procured for the delivery of energy from the Facility. As of December 31, 2001, the Partnership earned transmission system upgrade credits of approximately $1,692,000 and $2,082,000 from the TVA and Energy, respectively. Approximately $1,549,000 of these credits received during the testing and commissioning of the Units have been capitalized as a reduction of property, plant and equipment in the accompanying December 31, 2000 financial statements.

     On July 22, 1998, the Partnership entered into a $241 million fixed price Turnkey Engineering, Procurement and Construction Contract ("Construction Agreement"), including change orders, with BVZ Power Partners/Batesville ("BVZ"), a joint venture formed by H.B. Zachary Company and a subsidiary of Black & Veatch, LLP. The obligations of BVZ are guaranteed by Black & Veatch, LLP and the entire Construction Agreement is backed by a performance bond. Under the terms of the Construction Agreement, BVZ had committed to develop and construct the Facility subject to the terms, deadlines and conditions set forth in the Construction Agreement. In the event the construction and start-up to specified performance levels of the two VEPCO Units and the Aquila Unit had not occurred on or prior to August 2, 2000, July 31, 2000 and July 31, 2000, as adjusted under the terms of the Construction Agreement ("Guaranteed Completion Dates"), respectively, then BVZ would be required under the contract to pay liquidated damages, subject to limits. The Guaranteed Completion Dates included extensions as a result of; (1) the settlement of a force majeure event, and (2) resolutions of issues related to the quality of water provided by the Partnership. In addition, the Partnership reimbursed BVZ approximately $325,000 of the costs associated with the work performed on the water treatment system.

     BVZ was required to pay delay liquidated damages of $43,333 per day per Unit for failure to complete the construction and start-up of any Unit to specified minimum performance levels on or prior to one day after the Guaranteed Completion Date. Based on the dates of completion of construction and start-up of the Aquila Unit and the VEPCO Units, BVZ paid the Partnership approximately $693,000 of delay liquidated damages. The delay liquidated damages did not fully compensate the Partnership for the delay delivery adjustments under the Aquila PPA or other costs associated with delays.

     On September 18, 2000, the Partnership received a technical advisory from the combustion turbine manufacturer on which warned of the potential for hot gas leakage from flanged connections within the turbine enclosure and limited all three combustion turbines to 80% load. In response to this technical advisory, the combustion turbine manufacturer issued a product modification to upgrade the flange connections and to install additional equipment monitors. Work on the product modifications began before the end of November 2000 and all work was completed and the 80% load restriction was removed by January 12, 2001. As a result of the operational restrictions imposed by this technical advisory, reductions in the 2000 reservation payment due to availability adjustments under the VEPCO PPA and the Aquila PPA approximated $500,000 and $245,000, respectively.

     During an inspection of the second VEPCO Unit's combustion turbine on May 9, 2000, damage to the compressor blades was discovered. The combustion turbine manufacturer was notified and additional technical support was dispatched to the Facility to determine the cause and extent of the damage and to assist in repairs. During the subsequent investigation and inspection to determine the cause of the damage, impact and/or rubbing damage were identified in each of the 16 stages of the second VEPCO Unit's compressor. All compressor and combustion turbine repairs were completed and the Unit resumed testing on June 12, 2000. Excluding the costs incurred by the Partnership, the cost of the repairs was approximately $1,698,080. Included in such amount is approximately $595,000 of costs recovered by BVZ as a named insured under the Partnership's insurance policy. These costs were substantially covered through insurance. On March 9, 2001, the Partnership submitted a claim of approximately $1,675,000 to the insurance company. This amount represents the direct costs and delay in opening costs incurred by the Partnership as a result of the compressor damage.

     As of December 31, 2000 and 1999, engineering, procurement and construction was approximately 100% and 93% complete, respectively, and total costs incurred to date under the Construction Agreement were approximately $240,789,000 and $222,664,000, respectively, including retainage. Pursuant to the terms of the

Construction Agreement, on December 27, 2000 the Partnership released all retainage, receipt for $250,000, to BVZ. This amount will be retained by the Partnership pending completion of certain warranty work to be performed by BVZ. As of December 31, 2000 and 1999, the Partnership had approximately $3,561,000 and $11,091,000, respectively of outstanding accounts payable under the Construction Agreement.

     BVZ and several suppliers of equipment to the Facility were engaged in a dispute regarding payment of delay liquidated damages to BVZ. BVZ claimed that such suppliers owed BVZ approximately $5,600,000 in delay liquidated damages. BVZ offset such amounts owed by these suppliers from payments due to such suppliers. The equipment supplied to the Facility by each of these equipment suppliers constituted direct purchases by the Partnership. Although the Partnership contracted directly with these suppliers for such equipment, BVZ is responsible for the obligations and liabilities of such suppliers and BVZ in the Construction Agreement agreed to hold the Partnership harmless from the claims of such contractors. Approximately $250,000 of these disputes remain to be settled.

     The Partnership entered into a contract with Kruger, Inc. ("Kruger") dated September 15, 1999 for the supply of water pretreatment system equipment. The lump sum price for this contract was approximately $415,000, which included all costs associated with the engineering, manufacturing and delivery of the water pretreatment system equipment. The water pretreatment equipment was delivered to the Facility during January 2000. As of December 31, 2000, the contract had been paid in full.

     The Partnership entered into a contract with Lauren Constructors, Inc. ("Lauren") dated October 19, 1999 for the engineering, procurement and construction of a water pretreatment system. The water pretreatment system operates to help ensure that water supplied to the Facility is of the quality specified in the Construction Agreement with BVZ. The lump sum price for this contract was $1,892,000, including change orders. As of December 31, 2000, the water pretreatment system had been completed and the contract paid in full.

     The Partnership entered into electrical interconnection agreements with Tennessee Valley Authority (the "TVA Interconnection Agreement") and with Entergy Mississippi, Inc. (the "Entergy Interconnection Agreement" and together with the TVA Interconnection Agreement, the "Interconnection Agreements").

     The TVA Interconnection Agreement has a term of thirty-five years, subject to certain amendments for regulatory conformance on a non-discriminatory basis, which amendments could be proposed by the Tennessee Valley Authority at any time after five years from commencement of commercial operations. If the Partnership and TVA fail to reach agreement on such amendment within six months, TVA may terminate the TVA Interconnection Agreement upon giving the Partnership one year's notice.

     The TVA Interconnection Agreement provided for the cost of the interconnection facilities of approximately $4,730,000 and system upgrades of approximately $7,731,000 to be paid by the Partnership. As of December 31, 2000, the interconnection facilities and upgrades have been completed and total costs incurred under the TVA Interconnection Agreement were approximately $12,461,000. The Partnership is entitled to receive system upgrade credits in the amount of incremental revenue received by Tennessee Valley Authority for future transmission services procured for the delivery of energy from the Facility. The amount of such credits may not exceed the total cost of the system upgrades of $7,731,000 paid for by the Partnership. During fiscal year 2001, and the period from the date of commercial operations through December 31, 2000, respectively, the Partnership received system upgrade credits of approximately $0.8 million and $1.6 million from the TVA of the $1.6 million received from the date of commercial operations through December 31, 2000, approximately $0.8 million was capitalized as a reduction of property, plant and equipment in the accompanying December 31, 2000 financial statements.

     The Entergy Interconnection Agreement has a term of thirty-five years from the date when the interconnection facilities was completed, automatically extending for subsequent five-year periods.

     The Entergy Interconnection Agreement provided for the cost of the interconnection facilities of approximately $966,000 and system upgrades of approximately $6,560,000 to be paid by the Partnership. As of December 31, 2000, the interconnection facilities and system upgrades have been completed and total costs incurred under the Entergy Interconnection Agreement were approximately $7,526,000. The Partnership is entitled to receive system upgrade credits in the amounts of incremental revenue received by Entergy for future transmission services procured for the delivery of energy from the Facility. The amount of such credits may not exceed the total cost of the system upgrades of $6,560,000 paid for by the Partnership. Entergy completed repaying the system upgrade credits in December 2001. Approximately $676,000 of these credits received during the testing and commissioning of the Units and have been capitalized as a reduction of property, plant and equipment in the accompanying December 31, 2000 financial statements.

     The Partnership entered into an interconnection agreement with ANR Pipeline Company ("ANR") dated July 29, 1998 to establish an interconnection between the ANR interstate natural gas pipeline system and the Partnership's lateral natural gas pipeline. Each party was required to design, engineer, and construct its portion of the interconnection, own title to its interconnection and is responsible for insuring those interests.

     Under the terms of the interconnection agreement the Partnership was required to reimburse ANR for all reasonable costs, up to $250,000, incurred by ANR with respect to the design, engineering, construction, testing and placing in service of the ANR interconnection facilities. As of December 31, 2000, the ANR interconnection facilities were completed and the Partnership reimbursed ANR approximately $250,000 of such costs. The Partnership may also be required to reimburse ANR for, and hold ANR harmless against, any incremental federal taxes that will be due by ANR if the costs of the ANR interconnection facilities are deemed to be a contribution in aid of construction under the Internal Revenue Code. ANR must use commercially reasonable efforts to minimize such costs.

     Each party is generally responsible for the operation, repair and replacement of its portion of the interconnection facilities, and for all associated cost, expense and risk. ANR operates and performs minor maintenance within the capability of ANR's technicians on the gas measurement equipment, operates, but does not maintain, that portion of the Partnership's interconnection facilities located on ANR owned land, and, in the case of an emergency involving the Partnership's interconnection facilities, will take such steps and incur such expense as ANR determines are necessary to abate the emergency and to safeguard life and property. The Partnership will reimburse ANR for all costs and expenses incurred by ANR with respect to such emergencies.

     All gas delivered by ANR to the Partnership at the interconnection facilities must conform to specifications set forth in ANR's tariff and is delivered at ANR's prevailing line pressure. The Partnership and ANR must each make reasonable efforts to control their respective prevailing line pressure to permit gas to enter the Partnership's lateral pipeline.

     Custody of the gas transfers from ANR to the Partnership's power purchasers after it passes through the custody transfer point. The custody transfer point is located where the ANR interconnection facilities and the Partnership's interconnection facilities are connected. The actual quantity of gas delivered by ANR to the Partnership is determined using the recorded meter information at this custody transfer point.

     The ANR interconnection agreement is in full force and effect until terminated by the mutual agreement of both parties or the Partnership's final removal and/or abandonment of the Partnership's interconnection facilities. Upon notice, either party may terminate the ANR interconnection agreement if the other party materially breaches its obligations.

     The Partnership entered into a facilities agreement with Tennessee Gas Pipeline Company ("Tennessee Gas") dated June 23, 1998 to establish tap facilities and connecting facilities for an interconnection between the Tennessee Gas natural gas pipeline system and the Partnership's lateral natural gas pipeline. Tennessee Gas was required to design, engineer, install, construct, inspect, test and own the tap facilities. The Partnership was required to design, install, construct and test the connecting facilities. Tennessee Gas has the right of access to the connecting facilities installed by the Partnership to install tap facilities and to inspect, test and witness the Partnership's testing of the connecting facilities. Each party was required to ensure its work under the facilities agreement was in accordance with Tennessee Gas's design specifications, sound and prudent gas industry practice and applicable laws.

     Under the terms of the facilities agreement the Partnership was required to reimburse Tennessee Gas for all costs incurred by Tennessee Gas with respect to the design, engineering, installation, construction and testing of the trap facilities and any expenses incurred by Tennessee Gas with respect to the installation of the connecting facilities. The tap facilities have been completed and the Partnership reimbursed Tennessee approximately $297,000 of such costs. As of December 31, 2000, the Partnership had outstanding accounts payable to Tennessee Gas of approximately $86,000.

     Tennessee Gas is responsible for the operation, repair, replacement and maintenance of the tap facilities, and for all associated cost, expense and risk. The Partnership will provide support for any regulatory authorization or permitting requirements for the tap facilities. Tennessee Gas has the right to inspect the connecting facilities at all reasonable times to ensure that the facilities are installed, operated and maintained correctly.

     The Tennessee Gas interconnection agreement is in full force and effect until the final removal and/or abandonment of the tap facilities and connecting facilities, unless terminated by the partnership or by Tennessee Gas as a result of the Partnership's failure to make timely payments, if gas has not flowed through the connecting facilities for the previous period of 12 consecutive months or in the event the Partnership has caused the connecting facilities to be disconnected or removed. Tennessee Gas cannot cause the final removal and/or abandonment of the tap facilities and connecting facilities without approval of the Federal Energy Regulatory Commission.

     The Partnership entered into three contracts aggregating approximately $9,164,000, including change orders for the design and construction of an electrical substation and transmission line system (the "Partnership's Interconnection Facilities"). The Partnership's Interconnection Facilities are designed to enable the Partnership to deliver the output of the Facility to the Tennessee Valley Authority and Entergy Mississippi, Inc. interconnection facilities.

     The Partnership entered into a contract with Lauren Constructors, Inc. ("Lauren") dated January 13, 1999 for the design, engineering, procurement, construction and testing of electrical substation and transmission lines that interconnect to the TVA and Entergy transmission systems. The lump sum price for this contract was approximately $4,761,000 including change orders. As of December 31, 2000, the contract was completed and paid in full.

     The Partnership entered into a contract with North American Transformer, Inc. ("North American") dated as of January 13, 1999 for the supply of four single phase transformers that have been incorporated into the Partnership's electrical substation. The lump sum price for this contract was approximately $3,681,000, including change orders. As of December 31, 2000, the contract was completed and paid in full.

     The Partnership entered into a contact with Siemens power Transmission and Distribution, LLC ("Siemens") dated as of January 13, 1999 for the supply of thirteen circuit breakers that have been incorporated into the Partnership's electrical substation. The lump sum price for this contract was approximately $722,000, including change orders. As of December 31, 2000, the contract was completed and paid in full.

     The Partnership entered into three contracts aggregating approximately $18,686,000, including change orders for the construction of the Facility's gas lateral pipeline and the pipelines through which the Facility receives water and disposes of waste water (collectively the "Infrastructure"). Pursuant to change orders effective November 1, 1999, the Partnership transferred these contracts to Panola County, Mississippi ("Panola County"). As described more fully below, the Partnership has leased the Infrastructure under terms which provide the Partnership with the operational control and responsibility for the Infrastructure, and with the use of the Infrastructure for the full projected requirements of the Facility.

     The Partnership entered into agreements with State of Mississippi governmental entities. Under an "Inducement Agreement," (i) the State of Mississippi agreed to issue general obligations bonds (the "Municipal Bonds") to finance the Infrastructure, (ii) Panola Country (and ultimately the Industrial Development Authority of Panola County ("IDA")) agreed to assume ownership of the Infrastructure, and (iii) the Partnership agreed to operate and maintain both the Facility and the Infrastructure. As contemplated by the inducement Agreement, the Partnership has transferred to Panola County the construction contracts relating to the Infrastructure and its title to the Infrastructure together with permanent easements and real estate rights relating to the Infrastructure sites. The Partnership paid the cost of constructing the Infrastructure until the State of Mississippi issued the Municipal Bonds to finance the Infrastructure and these transfers had been made. The State of Mississippi has reimbursed the Partnership for the costs that it incurred for development and easement acquisition activities and for the construction of the Infrastructure after April 11, 1999 and has paid substantially all remaining costs due under the Infrastructure contracts. The maximum aggregate amount of costs paid by the State of Mississippi under the Infrastructure contracts could not exceed $17,000,000. As of December 31, 2000, the State of Mississippi had expended approximately $16,159,000 of such funds. The Partnership received approximately $14,278,000 in 1999 of these funds as a reimbursement. The reimbursement received in 1999 was reflected as a reduction in land and easements and construction in progress of approximately $899,000 and $13,379,000, respectively, in the accompanying 1999 financial statements.

     Under the Inducement Agreement, the Partnership must maintain the Facility and keep the Facility capable of being operated other than during periods when the Facility is not available because of maintenance or repair or for reasons beyond the Partnership's control, and to perform the Partnership's obligations under the other Infrastructure agreements. In the event the Partnership fails to do so, the Partnership would be responsible for paying to the State an amount equal to (1) the outstanding principal amount of the Municipal Bonds times a fraction the numerator of which is the number of months remaining in the term of these bonds and the denominator of which is the original number of months in the term of these bonds plus (2) accrued interest on that principal amount plus (3) the costs of redeeming these bonds.

     The Partnership entered into agreements with the County and the IDA that allows the Partnership to use the Infrastructure. The Partnership entered into one agreement with respect to the natural gas lateral pipeline and one with respect to the water supply and wastewater discharge systems. Each of these agreements is in the form of a lease each with an initial term of 30 years. In return for the Partnership's use of the Infrastructure, the Partnership must operate and maintain, or arrange for the operation and maintenance of, the Infrastructure and to pay for all operation and maintenance expenses. The operation and maintenance of the natural gas lateral pipeline is currently performed by Reliant Energy Pipeline Services, Inc. ("Reliant") and the operation of the water supply and wastewater discharge systems is performed by LSP energy. The Partnership pays Reliant a monthly fee of approximately $5,625 to maintain the natural gas lateral pipeline. Maintenance of the water supply and wastewater discharge systems is outsourced to a third party. The Partnership pays Aquila Energy Marketing Corporation a monthly fee of approximately $10,000 to manage the natural gas that flows through the natural gas lateral pipeline. The Partnership currently expects that the City of Batesville, Mississippi will be an additional user of the capacity of the natural gas lateral pipeline which is in excess of the capacity required to operate the Facility. The Partnership currently expects that there may be additional users in the future of the water supply and wastewater discharge systems. In the case of any such additional user of the water infrastructure, the Partnership has approval rights over the terms and conditions (including cost sharing, indemnification and any restrictions resulting from regulatory limitations) pursuant to which such additional users will be provided access to use the water infrastructure.

     In consideration for the approval to locate a portion of the Infrastructure in Yalobusha County, Mississippi and the Coffeeville School District, the Partnership entered into an agreement with Yalobusha County, Mississippi, and the Coffeeville School District to pay them an aggregate amount equal to $1,500,000. This payment is due on or before the first day of February following the first full calendar year after the year in which the Facility was certified substantially complete which occurred on December 5, 2000. This payment constituted a credit against future amounts, if any, of any ad valorem real and/or personal property taxes assessable against and leviable on or with respect to the assessable interest of the Partnership in the water intake Infrastructure. This payment was made in January 2002.

     Finally, in consideration for its use of the Infrastructure, the Partnership pays Panola Partnership, Inc. (a County governmental entity) a yearly payment equal to $300,000, which escalates annually, so long as the Inducement Agreement and the use agreements described above remain in effect and are not terminated, other than as a result of a default by the Partnership. During fiscal year 2001 and the period from the date of commercial operations through December 31, 2000, the Partnership made payments of approximately $0.3 million and $0.1 million, respectively, under this agreement.

     The Partnership entered into a water supply storage agreement with the United States of America ("the Government"), represented by the District Engineer of the Vicksburg District of the United States Army Corps of Engineers (the "District Engineer"), that provides for storage in Enid Lake of the Partnership's industrial water supply. Enid Lake is approximately 15 miles south of the site of the Facility. The United States Army Corps of Engineers pursuant to the Flood Control Act of March 28, 1928, as amended, constructed and now operates the lake to control flooding in the region.

     The Water Supply Storage Agreement continues for the life of the Government's Enid Lake project. In the event the Government no longer operates Enid Lake, the Partnership's rights associated with storage may continue subject to the execution of a separate agreement or additional supplemental agreement with the new operator.

     The Partnership has an undivided 7.8% of the storage space in Enid Lake that is estimated to contain 4,500 acre-feet after adjustments for sediment deposits. The Partnership may withdraw water from Enid Lake to the extent that its storage space allows.

     The Partnership must pay to the Government an amount equal to the cost allocated to the water storage rights acquired by the Partnership, which is 7.8% of the water storage rights at Enid Lake. The Partnership's cost is estimated to be $1,100,000, subject to adjustments of the year the initial payment is made. This cost is payable over the life of the Enid Lake flood control project, but not to exceed 30 years from the due date of the first annual payment. The first payment was required to be made on the earlier of 30 days after the Partnership's initial use of the storage or within 24 months after the Partnership's notification by the District Engineer that this water supply storage agreement is effective.

     The unpaid balance of the Partnership's storage cost will accrue interest at a rate determined pursuant to Section 932 of the 1986 Water Resources Development Act. In 1998, the rate was 6.75%. At this interest rate the Partnership's combined yearly principal and interest payments would total approximately $81,800, with the first payment to be applied solely against the principal Subsequent to the first payment in 2000, the interest rate will be adjusted at five-year intervals.

     In addition to the annual water storage cost, the Partnership must pay, annually, 0.682% of (i) the costs of any repair, rehabilitation or replacement of Enid Lake features as a result of any joint use with another entity utilizing Enid Lake and (ii) the annual joint use operation and maintenance expenses.

     The Partnership entered into an Ad Valorem Tax Contract dated as of August 28, 1998 with the County of Panola, Mississippi, the City of Batesville, Mississippi, the Mississippi Department of Economic and Community Development acting for and on behalf of the State of Mississippi and the Panola County Tax Assessor/Collector (the "Government Entities"). The Government Entities granted to the Partnership several tax reductions and incentives to construct the Facility in Batesville. The Government Entities have agreed that the Partnership is eligible for a fee-in-lieu-of-taxes of not less than one-third of the Partnership's state and local taxes.

     The fee-in-lieu-of-taxes amount which the Partnership must pay equals one-third of the taxes assessed against the Partnership, the Facility, inventories and any assessable interest of the industrial water supply system, the wastewater disposal system, the fire protection system and the lateral gas pipeline, provided that the fee-in-lieu-of-taxes amount will never be less than $1,900,000 per year. The fee-in-lieu-of-taxes is also subject to all mileage changes.

     The fee-in-lieu-of-taxes is for a 10-year period beginning on the first January 1st after the Facility was substantially completed, which occurred on December 5, 2000. To the extent lawfully available, the Government Entities will apply this agreement to any expansions, improvements or equipment replacements provided that the Partnership complies with its material obligations under this ad valorem tax agreement.

     The Partnership must maintain the Facility and keep it capable of being operated other than during periods when the Facility is not available because of maintenance or repair or for reasons beyond the Partnership's control. If the Partnership fails to do so, this agreement will terminate on the January 1st following the Partnership's failure.

     Through a letter agreement dated July 20, 1998, the Partnership committed to purchase, and Westinghouse Power Generation agreed to sell, combustion turbine parts for the Facility. The price for the initial order of parts was approximately $2,096,000. The Partnership receives a 20% discount from the original agreement price adjusted for inflation for any subsequent orders. As of December 31, 2000, the Partnership had purchased and received approximately $3.5 million, respectively, of spare parts under this agreement.

     These and other contracts and activities incident to operation of the Facility require various other commitments and obligations by the Partnership. Additionally, the contracts contain various restrictive covenants, which allow the contracted party to terminate the contract upon the occurrence of specified events or, in certain cases, default under other contractual commitments.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Partnership's cash, investments held by Trustee, accounts payable and contract retainage payable approximate their fair value because of the short maturities of these instruments. The estimated fair value of the Partnership's bonds payable at December 31, 2001 and 2000 was approximately $293 million and $308 million, respectively. The estimated fair value of the Partnership's bonds payable was determined by discounting the future cash flows based upon estimated rates as of December 31, 2001 and 2000 for similar instruments.

7. PARTNERS' CAPITAL

     The amended and restated partnership agreement of the Partnership provides that profits and losses are generally allocated between the Partnership's partners, Energy and Holding, in proportion to the partners' respective partnership interests. Regular distributions made by the Partnership with available funds are first used to repay loans made by the partners to the Partnership and are then paid to the partners in proportion to their respective partnership interests. Any amounts available for distribution which are comprised of (1) the excess of (x) the net proceeds of the Bonds and committed equity contributions to the Partnership over (y) the aggregate of the project costs for the Facility, or (2) funds released from the debt service reserve account to the Partnership upon the posting of a letter of credit for that account, will be distributed to or as directed by Holding. The Amended and Restated Common Agreement includes conditions that the Partnership must satisfy before making distributions to its partners. In December 2000, the Partnership made a distribution totaling $7,247,000 to Holding in accordance with the terms of the Amended and Restated Common Agreement. No distributions were made in 2001.

8. RELATED PARTY TRANSACTIONS

     LS Power Management, LLC ("LSP Management"), a wholly owned subsidiary of NRG Energy, provides certain management services to the Partnership pursuant to a management services agreement. Under this management services agreement, LSP Management manages the business affairs of the Partnership. LSP Management is reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel, other than its executive officers, to the extent related to services provided under the management services agreement. LSP Management will also receive a monthly management fee of approximately $33,300 during the construction and operation of the Facility. This management fee will be adjusted annually based on published indices. Management fee payments began during the third quarter of 1999. For the years ended December 31, 2001, 2000 and 1999, LSP Management billed the Partnership approximately $0, $1.4 million and $1.0 million, respectively, under the management services agreement. During 2001, 2000 and 1999, costs incurred under this agreement directly associated with the construction of the Facility were approximately $0, $0.3 million and $0.7 million, respectively, and have been capitalized as a component of property, plant and equipment in the accompanying balance sheets. As of December 31, 2001 and 2000, the Partnership had outstanding amounts payable to LSP Management of approximately $0 and $0.1 million, respectively.

     The Facility is operated and maintained under a long-term operations and maintenance agreement with LSP Management. The initial term of the operations and maintenance agreement is twenty-seven years. The

Partnership has the option of extending the term of the agreement for successive two-year terms with one hundred and eighty days notice. Under the terms of the agreement the Partnership is required to pay the Operator a fixed fee of $390,000, payable in ten monthly installments, for services provided during construction of the Facility and a fixed monthly fee of approximately $42,000 during operation of the Facility. The Partnership is also required to reimburse the Operator for all labor costs, including payroll and taxes, subcontractor costs and other costs deemed reimbursable by the Partnership. The management fee will be adjusted annually based on published indices. For the year ended December 31, 2001, 2000 and 1999 Cogentrix billed the Partnership approximately $0, $2.7 million and $1 million, respectively, under the operations and maintenance agreement. During 2001, 2000 and 1999, costs incurred under this agreement directly associated with the construction of the Facility of approximately $0, $0.8 million and $0.1 million, respectively, have been capitalized as a component of property plant and equipment in the accompanying balance sheets. As of December 31, 2001, 2000 and 1999, the Partnership had outstanding amounts payable to the Operator of approximately $0, $0.2 million and $0.2 million, respectively.

9. COMMITMENTS AND CONTINGENCIES

     The Partnership is a party to certain claims arising in the ordinary course of business. The Partnership is of the opinion that final disposition of these claims will not have a material adverse effect on the Partnership's financial position, results of operations or cash flows.

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

     On January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Partnership to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Derivatives that have been designated as hedges of assets, liabilities or firm commitments, will be accounted for using the fair value method. Changes in the fair value of these instruments will be recognized in earnings as offsets to the changes in the fair value of the related hedged assets, liabilities and firm commitments. Derivatives that have been designated as hedges of forecasted transactions will be accounted for using the cash flow method. Changes in the fair value of these instruments will be deferred and recorded as a component of other accumulated comprehensive income
(OCI) until the hedged transactions occur and are recognized in earnings.

     During the year ended December 31, 2001, the Partnership had no derivative instruments as defined by SFAS No. 133 that were accounted for under SFAS No. 133.

11. DEPENDENCE ON THIRD PARTIES

     The Partnership is highly dependent on the Operator for the operation and maintenance of the Facility and during the terms of the VEPCO PPA and Aquila PPA, the Partnership will be highly dependent on two utilities for the purchase of electric generating capacity and dispatchable energy from their respective units at the Facility. Any material breach by any one of these parties of their respective obligations to the Partnership could affect the ability of the Partnership to make payments under the various financing agreements. In addition, bankruptcy or insolvency of other parties or default by such parties relative to their contractual or regulatory obligations could adversely affect the ability of the Partnership to make payments under the various financing agreements. If an agreement were to be terminated due to a breach of such agreement, the Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain and there can be no assurance that the Partnership will be able to make payments under the various financing agreements.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Partnership and Funding announced their termination of KPMG LLP as principal independent accountants and their engagement of PricewaterhouseCoopers LLP as their new principal independent accountants as of May 9, 2001. In connection with its audits for the two most recent fiscal years, and through May 9, 2001, there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused them to make reference thereto in their report on the financial statements for such years.

                                    PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

     (1) Financial Statements

        Reference is made to Item 8 of Part III of this report on Form 10-K.

     (2) Financial Statement Schedules

        All other schedules have been omitted because they are not required, are not applicable or the information is otherwise set forth in the financial statements or notes thereto.

     (3) Exhibits

    2.1    --  Purchase Agreement, dated as of November 3, 2000, among NRG
               Energy, Inc., NRG Granite Acquisition LLC, LS Power, LLC, CB
               Capital Investors, LLC, Cogen Grantor Trust UA and Granite
               Power Partners II, L.P.+
    2.2    --  Securities Purchase Agreement, dated as of February 6, 2001, as amended by the First Amendment dated as of March 14,
               2001, between NRG Energy, Inc. and Cogentrix/Batesville,
               LLC.+
   *3.1    --  Amended and Restated Certificate of Incorporation of LSP
               Batesville Funding Corporation.
   *3.2    --  Amended and Restated Limited Partnership Agreement of LSP
               Energy Limited Partnership.
   *3.3    --  By-Laws of LSP Batesville Funding Corporation.
    3.4    --  Certificate of Limited Partnership of LSP Energy Limited
               Partnership.
   *4.1    --  Indenture, dated as of May 21, 1999, among LSP Batesville
               Funding Corporation, LSP Energy Limited Partnership and the
               Bank of New York, as trustee.
   *4.2    --  First Supplemental Indenture, dated as of May 21, 1999, among LSP Batesville Funding Corporation, LSP Energy Limited
               Partnership and The Bank of New York, as Trustee, relating to $150,000,000 aggregate principal amount of 7.164% Series
               A Senior Secured Bonds due 2014.
   *4.3    --  Second Supplemental Indenture, dated as of May 21, 1999, among LSP Batesville Funding Corporation, LSP Energy Limited
               Partnership and The Bank of New York, as Trustee, relating to $176,000,000 aggregate principal amount of 8.160% Series
               B Senior Secured Bonds due 2025.
    4.4    --  Third Supplemental Indenture, dated as of April 11, 2000 among LSP Batesville Funding Corporation, LSP Energy Limited
               Partnership and The Bank of New York, as Trustee, relating to $150,000,000 aggregate principal amount of 7.164% Series
               C Senior Secured Bonds due 2014.+
    4.5    --  Fourth Supplemental Indenture, dated as of April 11, 2000, among LSP Batesville Funding Corporation, LSP Energy Limited
               Partnership and The Bank of New York, as Trustee, relating to $176,000,000 aggregate principal amount of 8.160% Series
               D Senior Secured Bonds due 2025.+
   *4.6    --  Specimen Certificate of 7.164% Series A Senior Secured Bonds
               due 2014.
   *4.7    --  Specimen Certificate of 8.160% Series B Senior Secured Bonds
               due 2025.
    4.8    --  Specimen Certificate of 7.164% Series C Senior Secured Bonds
               due 2014.+
    4.9    --  Specimen Certificate of 8.160% Series D Senior Secured Bonds
               due 2025.+
   *4.10   --  Exchange and Registration Rights Agreement, dated as of May
               21, 1999, among LSP Batesville Funding Corporation, LSP
               Energy Limited Partnership, Credit Suisse First Boston
               Corporation, Scotia Capital Markets (USA) Inc. and TD
               Securities (USA) Inc.

   *4.11   --  Second Amended and Restated Common Agreement, dated as of
               May 21, 1999, among LSP Batesville Funding Corporation, LSP
               Energy Limited Partnership and The Bank of New York, as
               Collateral Agent, Administrative Agent and Intercreditor
               Agent.
   *4.12   --  Intercreditor Agreement, dated as of May 21, 1999, among LSP
               Batesville Funding Corporation, LSP Energy Limited
               Partnership, Credit Suisse First Boston, as VEPCO L/C Agent,
               and The Bank of New York, as Collateral Agent, Trustee,
               Administrative Agent and Intercreditor Agent.
   *4.13   --  Second Amended and Restated Equity Contribution Agreement,
               dated as of May 21, 1999, among LSP Batesville Holding, LLC,
               LSP Energy Limited Partnership and The Bank of New York, as
               Collateral Agent.
   *4.14   --  Second Amended and Restated Collateral Agency Agreement,
               dated as of May 21, 1999, among LSP Batesville Funding
               Corporation, LSP Energy Limited Partnership, the Senior
               Secured Parties party thereto from time to time, The Bank of
               New York, as Administrative Agent, Collateral Agent and
               Intercreditor Agent, and Credit Suisse First Boston, as
               Additional Collateral Agent.
   *4.15   --  Pledge and Security Agreement, dated as of May 21, 1999
               (Funding Corporation's Stock), between LSP Batesville
               Holding, LLC and The Bank of New York, as Collateral Agent.
   *4.16   --  Second Amendment and Restated Pledge and Security Agreement
               (LSP Energy, Inc.'s Stock), dated as of May 21, 1999,
               between LSP Batesville Holding, LLC and The Bank of New
               York, as Collateral Agent.
   *4.17   --  Second Amended and Restated Pledge and Security Agreement
               (Limited Partnership Interest in the Partnership), dated as of May 21, 1999, between LSP Batesville Holding, LLC and The
               Bank of New York, as Collateral Agent.
   *4.18   --  Second Amended and Restated Pledge and Security Agreement
               (General Partnership Interest in the Partnership), dated as of May 21, 1999, between LSP Energy, Inc. and The Bank of
               New York, as Collateral Agent.
   *4.19   --  Second Amended and Restated Security Agreement, dated as of
               May 21, 1999, between LSP Energy Limited Partnership and The
               Bank of New York, as Collateral Agent.
   *4.20   --  Security Agreement, dated as of May 21, 1999, between LSP
               Batesville Funding Corporation and The Bank of New York, as
               Collateral Agent.
   *4.21   --  Deed of Trust, Security Agreement, Assignment of Leases and
               Rents and Fixture Filing, dated as of May 21, 1999, by LSP
               Limited Partnership, as trustor, to James W. O'Mara, as
               trustee, for the benefit of The Bank of New York, as
               Collateral Agent.
   *4.22   --  Second Amended and Restated Securities Account Control
               Agreement, dated as of May 21, 1999, among LSP Batesville
               Funding Corporation, LSP Energy Limited Partnership and The
               Bank of New York, as Collateral Agent and Securities
               Intermediary.
  *10.1    --  Purchase Agreement, dated May 13, 1999, among LSP Energy
               Limited Partnership, LSP Batesville Funding Corporation,
               Credit Suisse First Boston Corporation, Scotia Capital
               Markets (USA) Inc. and TD Securities (USA) Inc.
  *10.2    --  Power Purchase Agreement, dated May 18, 1998, and amendments thereto dated July 22, 1998 and August 11, 1998, among LSP
               Energy Limited Partnership and Virginia Electric and Power
               Company.
  *10.3    --  Power Purchase Agreement, dated May 21, 1998, and amendments thereto dated July 14, 1998, July 16, 1998 and August 27,
               1998, among LSP Energy Limited Partnership, Aquila Energy
               Marketing Corporation and UtiliCorp United Inc.
  *10.4    --  Interconnection Agreement, dated July 22, 1998, between LSP
               Energy Limited Partnership and the Tennessee Valley
               Authority.
  *10.5    --  Interconnection and Operating Agreement, dated May 18, 1998, and amendment thereto dated August 18, 1998, between LSP
               Energy Limited Partnership and Entergy Mississippi, Inc.

  *10.6    --  Interconnection Agreement, dated July 28, 1998, between LSP
               Energy Limited Partnership and ANR Pipeline Company.
  *10.7    --  Facilities Agreement, dated June 23, 1998, between Tennessee
               Gas Pipeline Company and LSP Energy Limited Partnership.
  *10.8    --  Turnkey Engineering, Procurement and Construction Agreement,
               dated July 22, 1998, and amendments thereto dated July 22,
               1998, October 22, 1998, November 2, 1998, November 5, 1998,
               December 10, 1998, February 1, 1999 and April 12, 1999,
               between LSP Energy Limited Partnership and BVZ Power
               Partners-Batesville.
  *10.9    --  Engineering Services Agreement, dated July 24, 1998, between
               LSP Limited Partnership and Black & Veatch, LLP.
  *10.10   --  Guaranty Agreement (EPC), dated as of July 22, 1998, by
               Black & Veatch, LLP in favor of LSP Energy Limited
               Partnership.
  *10.11   --  Management Services Agreement, dated as of August 24, 1998, between LSP Energy Limited Partnership and LS Power
               Management, LLC.
  *10.12   --  Operation and Maintenance Agreement, dated August 24, 1998, between LSP Energy Limited Partnership and Cogentrix
               Batesville Operations, LLC.
  *10.13   --  Water Supply Storage Agreement, dated as of June 8, 1998, and amendment thereto dated March 15, 1999, between LSP
               Energy Limited Partnership and the United Sates of America.
  *10.14   --  Parts Supply Letter Agreement/Blanket Purchase Order, dated
               July 20, 1998, between LSP Energy Limited Partnership and
               Westinghouse Power Generation.
  *10.15   --  Ad Valorem Tax Contract, dated as of August 24, 1998, among
               LSP Energy Limited Partnership, Panola County, Mississippi,
               the City of Batesville, Mississippi, the Department of
               Economic and Community Development and the Panola County Tax
               Assessor/Collector.
  *10.16   --  Letter of Credit and Reimbursement Agreement, dated as of
               August 28, 1998, among LSP Energy Limited Partnership,
               Credit Suisse First Boston, as the VEPCO L/C Agent and the
               VEPCO L/C Issuer, and the VEPCO L/C Banks.
  *10.17   --  Infrastructure Use Agreement (Lateral Pipeline), dated as of
               August 12, 1999, among LSP Energy Limited Partnership, the
               Industrial Development Authority of the Second Judicial
               District of Panola County, Mississippi, the Mississippi
               Major Economic Impact Authority, Panola County, Mississippi
               and the City of Batesville, Mississippi.
  *10.18   --  Inducement Agreement, dated as of August 12, 1999, among LSP
               Energy Limited Partnership, the Industrial Development
               Authority of the Second Judicial District of Panola County,
               Mississippi, the Mississippi Department of Economic and
               Community Development, the Mississippi Major Economic Impact
               Authority, Panola County, Mississippi and the City of
               Batesville, Mississippi.
  *10.19   --  Panola Partnership Agreement, dated as of August 12, 1999, among LSP Energy Limited Partnership and Panola Partnership,
               Inc.
  *10.20   --  Infrastructure Use Agreement (Water Supply System and
               Wastewater Disposal System), dated as of August 12, 1999,
               among LSP Energy Limited Partnership, the Industrial
               Development Authority of the Second Judicial District of
               Panola County, Mississippi, the Mississippi Major Economic
               Impact Authority, Panola County, Mississippi
  *10.21   --  Yalobusha County Agreement, dated February 16, 1999, among
               LSP Energy Limited Partnership, Yalobusha County,
               Mississippi and the Coffeeville School District.
  *10.22   --  Performance Bond and Payment Bond, dated August 13, 1998, of
               United States Fidelity and Guaranty Company, as surety.
 **10.23   --  Power Purchase Agreement, dated February 23, 2000, between
               Tennessee Valley Authority and LSP Energy Limited
               Partnership.

   **10.24         --  Facilities Interconnect, Construction, Ownership and Operation Agreement, dated January 28, 2000, between Trunkline Gas Company and LSP Energy Limited Partnership for M&R Panola County, Mississippi.
   **10.25         --  First Amendment to Power Purchase Agreement, dated as of August 4, 2000, among LSP Energy Limited
                       Partnership, Aquila Energy Marketing Corporation and UtiliCorp United Inc.
   **10.26         --  Second Amendment to Power Purchase Agreement dated as of August 11, 1998, and Third Amendment to
                       Power Purchase Agreement dated as of August 9, 2000, each between LSP Energy Limited Partnership and
                       Virginia Electric and Power Company.
   **10.27         --  Escrow Agreement, dated as of August 17, 2000, among Virginia Electric and Power Company, LSP Energy
                       Limited Partnership and The Chase Manhattan Bank.
  ***10.28         --  Fourth Amendment to Power Purchase Agreement, dated as of December 13, 2000, between LSP Energy
                       Limited Partnership and Virginia Electric and Power Company.
  ***10.29         --  Letter Agreements, dated as of July 28, 1998 and December 12, 2000, among LSP Energy Limited
                       Partnership, Aquila Power Corporation and UtiliCorp United Inc.
  ***10.30         --  Letter Agreement, dated as of August 13, 1998, between LSP Energy Limited Partnership and Virginia
                       Electric and Power Company.
  ***10.31         --  Settlement Agreement, dated as of December 13, 2000, between LSP Energy Limited Partnership and
                       Virginia Electric and Power Company.
  ***10.32         --  Pipeline Balancing Agreement, dated February 14, 2000, between Tennessee Gas Pipeline Company and
                       LSP Energy Limited Partnership.
  ***10.33         --  Industrial Power Contract, dated as of May 10, 2000, between Tallahatchie Valley Electric Power
                       Association and LSP Energy Limited Partnership.

---------------
  * Incorporated herein by reference from the Registration Statement on Form S-4, File No.'s 333-84609 and 333-84609-01, filed with the Securities and Exchange Commission by LSP Energy Limited Partnership and LSP Batesville Funding Corporation on March 6, 2000.

 ** Incorporated herein by reference from the Quarterly Reports on Form 10-Q, File No.'s 333-84609 and 333-84609-01, filed with the Securities and Exchange Commission by LSP Energy Limited Partnership and LSP Batesville Funding Corporation on May 15, 2000, August 14, 2000 and November 14, 2000.

*** Incorporated herein by reference from the Annual Reports on Forms 10-K, File
    No.'s 333-84609 and 333-84609-01, filed with the Securities and Exchange Commission by LSP Energy Limited Partnership and LSP Batesville Funding Corporation on April 2, 2001.

 + previously filed.

(a) Reports on Form 8-K.

     On May 15, 2001, the Partnership and Funding filed a form 8-K reporting under Item 4 -- Change in Registrant's Certifying Accounts:

        The Partnership and Funding announced their termination of KPMG LLP as principal independent Accountants and their engagement of PricewaterhouseCoopers LLP as their new principal independent accountants as of May 9, 2001.

(c) Exhibits Required by Item 601 of Regulation S-K.

     Reference is made to Item 14(a)(3) above.

(d) Financial Statement Schedules.

     Reference is made to Item 14(a)(2) above.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     The information presented in this Form 10-K includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as "may," "expects," "plans," "anticipates," "believes," and similar terms. Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Partnership and Funding believe that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following.

     - General economic conditions including inflation rates and monetary exchange rate fluctuations;

     - Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where we have a financial interest;

     - Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;

     - Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

     - Factors affecting the availability or cost of capital, such as changes in interest rates; market perceptions of the power generation industry, the companies or changes in credit ratings;

     - Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

     - Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

     - Volatility of energy process in a deregulated market environment;

     - Increased competition in the power generation industry;

     - Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

     - Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

     - Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;

     - Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly disseminated written documents.

     The Partnership and Funding undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause the Partnership's and Funding's actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10-K should not be construed as exhaustive.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated March 29, 2002
                                          LSP ENERGY LIMITED PARTNERSHIP
                                          By: LSP ENERGY, INC.,
                                            ------------------------------------
                                            its general partner
                                          By:   /s/ CRAIG A. MATACZYNSKI
                                            ------------------------------------
                                            Name: Craig A. Mataczynski
                                                 (President)
                                          By:       /s/ BRIAN B. BIRD
                                            ------------------------------------
                                            Name: Brian B. Bird
                                                 (Principal Financial Officer)

                                          LSP BATESVILLE FUNDING CORPORATION
                                          By:   /s/ CRAIG A. MATACZYNSKI
                                            ------------------------------------
                                            Name: Craig A. Mataczynski
                                                 (President)
                                          By:       /s/ BRIAN B. BIRD
                                            ------------------------------------
                                            Name: Brian B. Bird
                                                 (Principal Financial Officer)

     Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

     An Annual Report will not be sent to security holders. No proxy material will be sent to security holders.