Form 10-Q
period 2003-03-31
LSP BATESVILLE FUNDING CORP; LSP ENERGY LTD PARTNERSHIP
filed 2003-05-20
CIK 1092435, 1092436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: March 31, 2003	Commission File Number: 333-42638

LSP Energy Limited Partnership
LSP Batesville Funding Corporation

(Exact name of registrant as specified in its charter)

Delaware
Delaware	22-3422042
(State or other jurisdiction of	22-3615403
incorporation or organization)	(I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300
Minneapolis, MN	55402
(Address of principal executive offices)	(Zip Code)

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

Yes [X]                      No [  ]

     The Registrant meets the conditions set forth in general instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]                      No [X]

     As of May 15, 2003, 100 Shares of LSP Batesville Funding Corporation’s common stock, par value $.01 per share, were outstanding, and all of such shares were held by LSP Batesville Holding, LLC.

Part I
Item 1. Financial Statements and Notes
LSP Batesville Funding Corporation Balance Sheets
LSP Batesville Funding Corporation Statements of Operations
LSP Batesville Funding Corporation Statements of Changes In Stockholder’s Deficit
LSP Batesville Funding Corporation Statements of Cash Flows
LSP Batesville Funding Corporation Notes To Financial Statements
LSP Energy Limited Partnership Consolidated Balance Sheets
LSP Energy Limited Partnership Consolidated Statements of Operations
LSP Energy Limited Partnership Consolidated Statements of Changes In Partners’ Capital
LSP Energy Limited Partnership Consolidated Statements of Cash Flows
LSP Energy Limited Partnership Notes To Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Cautionary Statement Regarding Forward-Looking Statements
SIGNATURES
CERTIFICATIONS
EX-99.1 Officers' Certification

Index

		Page No.

Part I
Item 1	Financial Statements and Notes
	Balance Sheets — LSP Batesville Funding Corporation	3
	Statements of Operations — LSP Batesville Funding Corporation	4
	Statements of Changes in Stockholder’s Deficit — LSP Batesville Funding Corporation	5
	Statements of Cash Flows — LSP Batesville Funding Corporation	6
	Notes to Financial Statements — LSP Batesville Funding Corporation	7
	Balance Sheets — LSP Energy LP	8
	Statements of Operations — LSP Energy LP	9
	Statements of Changes in Partners’ Capital — LSP Energy LP	10
	Statements of Cash Flows — LSP Energy LP	11
	Notes to Financial Statements — LSP Energy LP	12-15
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-20
Item 3	Quantitative and Qualitative Disclosures About Market Risk (Omitted per general instruction H (1) (a) and (b) of Form 10-Q)
Item 4	Controls and Procedures	20
Part II
Item 1	Legal Proceedings	21
Item 6	Exhibits and Reports on Form 8-K	21
	Cautionary Statement Regarding Forward-Looking Statements	21-22
SIGNATURES		23
CERTIFICATION		24

LSP Batesville Funding Corporation
Balance Sheets
(Unaudited)

(In Thousands)	March 31, 2003	December 31, 2002

Assets	$—	$—

Liabilities and stockholder’s deficit
Current liabilities
Accounts payable-affiliates	$11	$11

Total liabilities	11	11
Commitments and contingencies
Stockholder’s deficit	(11)	(11)

Total liabilities and stockholder’s deficit	$—	$—

See accompanying notes to financial statements

LSP Batesville Funding Corporation
Statements of Operations
(Unaudited)

For the Three Months
Ended March 31,
(In Thousands)	2003	2002

Operating revenues
Operating revenues	$—	$—
Operating costs and expenses
Operating costs	—	—
Depreciation	—	—
General and administrative expenses	—	—

Operating loss	—	—

Other income/(expense)
Other income, net	—	—
Interest expense	—	—

Net loss	$—	$—

See accompanying notes to financial statements

LSP Batesville Funding Corporation
Statements of Changes In Stockholder’s Deficit
(Unaudited)
For the three months ended March 31, 2003 and 2002

				Total
	Common	Additional	Accumulated	Stockholder’s
(In Thousands)	Stock	Paid-In-Capital	Deficit	Deficit

Balance at December 31, 2001	$—	$1	$(11)	$(10)

Net loss	—	—	—	—

Balance at March 31, 2002	$—	$1	$(11)	$(10)

Balance at December 31, 2002	$—	$2	$(13)	$(11)

Net loss	—	—	—	—

Balance at March 31, 2003	$—	$2	$(13)	$(11)

See accompanying notes to financial statements

LSP Batesville Funding Corporation
Statements of Cash Flows
(Unaudited)

For the three months ended
March 31,

(In Thousands)	2003	2002

Cash flows from operating activities
Net (loss)	$—	$—
Increase in accounts payable-affiliates	—	—

Net cash used in operating activities	—	—

Cash flows from investing activities
Net cash provided by investing activities	—	—

Cash flows from financing activities
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

     See accompanying notes to financial statements.

LSP Batesville Funding Corporation
Notes To Financial Statements

LSP Batesville Funding Corporation (Funding) was established on August 3, 1998. Funding’s business purpose is limited to maintaining its organization and activities necessary to facilitate the acquisition of financing by LSP Energy Limited Partnership (the Partnership) from the institutional debt market and to offer debt securities. On May 21, 1999, the Partnership and Funding issued two series of senior secured bonds which are recorded on the books of the Partnership. Funding is wholly owned by LSP Batesville Holding, LLC (Holding), a Delaware limited liability company. Holding is an indirect wholly owned subsidiary of NRG Energy, Inc. (NRG Energy).

The accompanying unaudited financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (SEC) regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by Funding are set forth in Note 1 to Funding’s financial statements in its annual report on Form 10-K for the year ended December 31, 2002 (Form 10-K). Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the financial position of Funding as of March 31, 2003 and December 31, 2002, the results of its operations, its cash flows and stockholder’s deficit for the three months ended March 31, 2003 and 2002.

1.     Business of Funding

Funding conducts no business other than the activities associated with the financing of the development and construction of the Power Facility and its related infrastructure. Funding does not currently have any employees.

LSP Energy Limited Partnership
Consolidated Balance Sheets
(Unaudited)

(In Thousands)	March 31, 2003	December 31, 2002

Assets
Current assets
Cash and cash equivalents	$—	$—
Investments held by trustee — restricted	38,454	46,178
Accounts receivable	5,364	5,405
Spare parts inventory	7,495	7,148
Prepaid expenses and other current assets	1,542	1,615

Total current assets	52,855	60,346

Property, plant and equipment, net of accumulated depreciation of $35,715 and $32,126	303,261	306,918
Deferred financing costs, net of accumulated amortization of $7,698 and $7,552	7,171	7,317

Total assets	$363,287	$374,581

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$7,350	$7,125
Accounts payable — trade	381	499
Accounts payable — affiliates	1,573	1,633
Accrued interest	5,005	10,993
Other current accrued liabilities	4,665	5,994

Total current liabilities	18,974	26,244
Long-term debt	303,500	307,175

Total liabilities	322,474	333,419
Commitments and contingencies
Partners’ capital	40,813	41,162

Total liabilities and partners’capital	$363,287	$374,581

See accompanying notes to consolidated financial statements

LSP Energy Limited Partnership
Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended March 31,
(In Thousands)	2003	2002

Operating revenues
Operating revenues	$11,888	$13,632
Operating costs and expenses
Operating costs	2,266	3,672
Depreciation	3,589	3,571
General and administrative expenses	254	172

Operating income	5,779	6,217

Other income (expense)
Other income, net	165	273
Interest expense	(6,293)	(6,247)

Net (loss)/income	$(349)	$243

See accompanying notes to consolidated financial statements

LSP Energy Limited Partnership
Consolidated Statements of Changes In Partners’ Capital
(Unaudited)

For the three months ended March 31, 2003 and 2002

	Limited Partner
	LSP Batesville	General Partner	Total Partners’
(In Thousands)	Holding, LLC	LSP Energy, Inc.	Capital

Balance at December 31, 2001	$47,653	$8	$47,661
Net income	241	2	243

Balance at March 31, 2002	$47,894	$10	$47,904

Balance at December 31, 2002	$41,199	$(37)	$41,162
Net loss	(346)	(3)	(349)

Balance at March 31, 2003	$40,853	$(40)	$40,813

See accompanying notes to consolidated financial statements.

LSP Energy Limited Partnership
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months
	ended March 31,

(In Thousands)	2003	2002

Cash flows from operating activities
Net (loss)/income	$(349)	$243
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation	3,589	3,571
Amortization of deferred financing costs	146	144
Changes in assets and liabilities:
Accounts receivable	41	(1,669)
Spare parts inventory	(347)	(8)
Prepayments and other current assets	73	(1,199)
Accounts payable – trade	(118)	(642)
Accounts payable – affiliates	(60)	4,720
Accrued interest	(5,988)	(6,303)
Other current liabilities	(1,329)	160

Net cash used in operating activities	(4,342)	(983)

Cash flows from investing activities
Capital expenditures	—	(31)
Change in investments held by trustee-restricted	7,724	5,150
Other	68	—

Net cash provided by investing activities	7,792	5,119

Cash flows from financing activities
Repayment of debt	(3,450)	(4,125)

Net cash used in financing activities	(3,450)	(4,125)

Net increase in cash and cash equivalents	—	11
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$11

See accompanying notes to consolidated financial statements

LSP Energy Limited Partnership
Notes To Consolidated Financial Statements

     LSP Energy Limited Partnership (the Partnership) is a Delaware limited partnership formed in February 1996 to develop, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts located in Batesville, Mississippi (the Facility). The Facility commenced operations in August 2000. The Partnership owns 100% of NRG Batesville LLC (Batesville), an inactive subsidiary with no operations. The 1% general partner of the Partnership is LSP Energy, Inc. (Energy). The 99% limited partner of the Partnership is LSP Batesville Holding, LLC (Holding), a Delaware limited liability company established on July 29, 1998. Holding is owned by Granite Power Partners II LP (Granite), a Delaware limited partnership formed to develop independent power projects throughout the United States.

     LSP Batesville Funding Corporation (Funding) was established to maintain the activities necessary to facilitate the acquisition of financing by the Partnership from the institutional debt market and to offer debt securities. On May 21, 1999, the Partnership and Funding issued two series of senior secured bonds, which are recorded on the books of the Partnership. Funding is wholly owned by Holding, an indirect wholly owned subsidiary of NRG Energy, Inc.

     The accompanying unaudited financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Partnership are set forth in Note 2 to the Partnership’s financial statements in its annual report on Form 10-K for the year ended December 31, 2002 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the financial position of the Partnership as of March 31, 2003 and December 31, 2002, the results of its operations, its cash flows and partners’ capital for the three months ended March 31, 2003 and 2002.

     Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on results of operations or partners’ capital.

1.      Recent Developments

     In December 2001, Moody’s Investor Service (Moody’s) placed NRG Energy’s long-term senior unsecured debt rating on review for possible downgrade. In response, Xcel Energy and NRG Energy put into effect a plan to preserve NRG Energy’s investment grade rating and improve its financial condition. This plan included financial support to NRG Energy from Xcel Energy; marketing certain NRG Energy assets for sale; canceling and deferring capital spending; and reducing corporate expenses.

     In response to a possible downgrade during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds and secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P once again lowered their ratings on NRG Energy’s unsecured bonds and its subsidiaries’ secured bonds. Currently, NRG Energy’s unsecured bonds carry a rating of between CCC and D at S&P and between Ca and C at Moody’s, depending on the specific debt issue. LSP Energy (Batesville) secured bonds currently carry a rating of B at S&P and B1 at Moody’s.

     As a result of the downgrade of NRG Energy’s credit rating, declining power prices, increasing fuel prices, the overall down-turn in the energy industry, and the overall down-turn in the economy, NRG Energy has experienced severe financial difficulties. These difficulties have caused NRG Energy to, among other things, miss scheduled principal and interest payments due to its corporate lenders and bondholders, prepay for fuel and other related delivery and transportation services and provide performance collateral in certain instances. NRG Energy has also recorded asset impairment charges of approximately $3.1 billion as of December 31, 2002, related to various operating projects as well as for projects that were under construction which NRG Energy has stopped funding.

     NRG Energy and certain wholly owned subsidiaries have failed to timely make several interest and/or principal payments on indebtedness. These missed payments have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and have caused the acceleration of multiple debt instruments of NRG Energy, rendering such debt immediately due and payable. For more specific information regarding NRG Energy’s liquidity issues, refer to “Liquidity Issues” in Item I of Form 10-K filed by NRG Energy on March 31, 2003.

     Since March 31, 2003 NRG Energy failed to make a first-quarter payment of $19.1 million due on March 31, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $13.6 million interest payment due on April 1, 2003 on the $350 million of 7.75% senior unsecured notes maturing 2011; a $21.6 million interest payment due on April 1, 2003 on the $500 million of 8.625% senior unsecured notes maturing 2031; and a $9.6 million interest payment due on May 1, 2003 on the $240 million of 8.0% senior unsecured notes maturing 2013. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the approximately $319 million of debt issued by NRG Peaker Finance Company LLC. Accordingly, these facilities are in default.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB — by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002, NRG Energy received demands to post collateral aggregating approximately $1.1 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working towards establishing a comprehensive plan of restructuring.

     In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of a comprehensive financial and operational restructuring. In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). The restructuring plan has served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy.

     On November 22, 2002, five former NRG executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota. On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Bankruptcy Court issued an order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the tentative settlement call for Xcel Energy to make payments to NRG Energy over the next 13 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders have continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (not including the Partnership or Funding) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that the company had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary (NEG) and some NEG subsidiaries. The company anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the reorganization process.

     On May 15, 2003, NRG Energy announced that it has been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedure, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its U.S. affiliates had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.      Property, Plant and Equipment

     Property, Plant and Equipment consisted of:

(Thousands of Dollars)	March 31, 2003	December 31, 2002

Facilities, machinery and equipment	$338,298	$338,366
Land	678	678
Accumulated depreciation	(35,715)	(32,126)

Property, plant and equipment, net	$303,261	$306,918

3.     Debt

     As of March 31, 2003, NRG Energy has failed to make scheduled payments on interest and/or principal on approximately $4.0 billion of its recourse debt and is in default under the related debt instruments. These missed payments also have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy. In addition to the missed debt payments, a significant amount of NRG Energy’s debt and other obligations contain terms, which require that they be supported with letters of credit or cash collateral following a ratings downgrade. As a result of the downgrades that NRG Energy experienced in 2002, NRG Energy estimates that it is in default of its obligations to post collateral of approximately $1.1 billion, principally to fund equity guarantees associated with its construction revolver financing facility, to fund debt service reserves and other guarantees related to NRG Energy projects and to fund trading operations.

     Absent an agreement on a comprehensive restructuring plan, NRG Energy will remain in default under its debt and other obligations, because it does not have sufficient funds to meet such requirements and obligations. There can be no assurance that NRG Energy’s creditors ultimately will accept any consensual restructuring plan under the bankruptcy plan. For discussion of NRG Energy’s restructuring activities, refer to Note 1 in the Form 10-Q filed by NRG Energy for the three months ended March 31, 2003 and Form 8-K filed by NRG Energy on May 16, 2003.

     On January 15, 2003 the Partnership made the $15.6 million semi-annual principal and interest payment due to bondholders. As of March 31, 2003 the Partnership is current on debt service and no cross-default provisions apply.

4.     Asset Retirement Obligation

     Effective January 1, 2003, the Partnership adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. The Partnership has identified no asset retirement obligations.

5.     Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, that supersedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. The Partnership adopted this standard as of January 1, 2003 and has no gains or losses resulting from the extinguishment of debt that will require restatement.

     In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, “Accounting for Leases”. These provisions of SFAS No. 145 were effective for transactions occurring after May 15, 2002.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, The FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for the obligations the guarantor has undertaken in issuing the guarantee.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 requires an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships but no majority voting interest. Under FIN No. 46 the voting interest approach is not effective in identifying controlling financial interest. The new rule requires that for entities to be consolidated that those assets be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value the first date the new rule applies. Any difference between the net amount of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. FIN No. 46 becomes effective in the third quarter of 2003. FIN No. 46 is not expected to have a significant impact on the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Following is Management’s narrative analysis of the results of operations for the Partnership only. Funding has nominal assets, and does not conduct any operations, and therefore is excluded from this analysis.

     Overview

     Due to the factors discussed below, as well as other matters discussed herein, NRG Energy’s (the parent company of the Partnership and Funding) financial condition has deteriorated significantly in the recent past. See “Liquidity” below. As a result, NRG Energy does not contemplate that it will have sufficient funds to make required principal and interest payments on its corporate debt, which means that NRG Energy will remain in default of the various corporate level debt obligations.

     Industry Dynamics

     An unregulated merchant power company in the United States can be characterized in two ways, as a generator or as an energy merchant, with some companies having characteristics of both. In the United States generators are either outgrowths of regulated utilities, developers or independent aggregators of plants divested by utilities. Generators have grown through acquisitions or the construction of new power plants. Energy merchants have emphasized risk management and trading skills over the ownership of physical assets. Energy deregulation paved the way for development of these companies, with utilities in some regions forced to sell off some of their generating capacity and buy electricity on the wholesale market or through power procurement agreements.

     Both generators and energy merchants prospered in the late 1990’s. Starting in 1999, however, a number of factors began to arise which had a negative effect on the business model for merchant power companies. These factors included:

     California — When California restructured its electricity industry in the mid-1990’s, it required utilities to sell generation assets and buy electricity on the wholesale spot market, without the stability of long-term contracts. At the time, California had adequate supplies of power, but the State of California was experiencing unusually high electricity demand growth while new capacity additions were not keeping pace. Supply began to lag behind demand, and previously moderate weather gave way to dryer conditions, reducing hydroelectric supply. Shortages and blackouts ensued in 1999 and 2000. Meanwhile, as wholesale electricity prices moved higher, utilities were not allowed to pass higher costs on to consumers under California’s regulatory regime. Unable to bear the financial burden, PG&E sought Chapter 11 protection and California took over the role of procuring electricity for the utilities. Politicians have criticized the electricity generators and the energy merchants, accusing them of improperly manipulating supply, demand and prices. Merchant power companies in California are now embroiled in protracted litigation with California and private parties, which is discouraging new investment.

     Economy — The United States economy, already headed towards a recession by mid-2001, suffered a heavy blow on September 11, 2001. This, along with a decrease in economically driven electricity demand, exacerbated the drop in stock valuations of the energy merchants. Other regions of the world economy have suffered problems as well, which has exposed companies with international assets to losses based on severe currency fluctuations.

     Weather — On the whole, the summer of 2001, the winter of 2001/2002 and the summer of 2002 were mild in the United States. This together with an oversupply of new generation in many markets has driven down energy prices significantly.

     Enron — The bankruptcy of Enron has devastated the merchant power industry. The public and political perception created by Enron put a stigma on the industry, drove investors away and increased scrutiny of the industry. Enron also played a key role in the energy trading markets, providing a widely used electronic trading platform that accounted for an enormous amount of trading volume. No other company has stepped in to fill this role, and as a result the electricity markets have become far less efficient and liquid.

     Credit ratings — The credit rating agencies were sharply criticized for not foreseeing Enron’s problems. As a result, the agencies have been quick to scrutinize the rest of the industry, and have tightened their criteria for creditworthiness. The agencies have downgraded most, if not all, of the industry participants. Many of these downgrades were severe — ratings at times were dropped several notches at once, or dropped more than once in a span of weeks. This has resulted in most of the energy companies, generators and merchants having non-investment grade credit ratings at this time.

     Oversupply — As wholesale electricity prices and market liquidity increased in the late 1990’s the industry went on a building boom. Through 2001 capital was readily available for the industry, encouraging companies to build new generation facilities. The years 2000 and 2001 saw record megawatt capacity additions in the United States, and record years were on the horizon for 2002 and 2003. Even with steady economic growth this would have created an oversupply of generation. Limited economic growth and recession have exacerbated the oversupply situation.

Results of Operations

For the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Operating Revenues

     The Partnership had total revenues of $11.9 million and $13.6 million for the quarters ended March 31, 2003 and 2002, respectively, a decrease of $1.7 million or 12.5%. Revenues consisted primarily of energy and capacity sales under long-term sales agreements. Revenues were higher during the quarter ended March 31, 2002, due to a forced outage which occurred during the quarter ended March 31, 2002, which required the Partnership to purchase replacement power to satisfy its contractual obligations to Aquila. Under the agreement, fuel costs for replacement power are passed through to Aquila. Revenues during the quarter ended 2002 were higher than 2003 due to the reimbursement of these additional fuel costs.

Operating Costs and Expenses

     Operating costs were $2.3 million and $3.7 million for the quarters ended March 31, 2003 and 2002, respectively, a decrease of $1.4 million or 37.8%. Operating costs consisted of plant operations and maintenance expenses. During 2002, operating expenses were greater than in 2003, due to additional fuel costs incurred to provide replacement power under the contract with Aquila during the forced outage. The Partnership did not require any replacement power during the first quarter of 2003.

Depreciation

     Depreciation costs were $3.6 million for the quarters ended March 31, 2003 and March 31, 2002. The depreciation expense relates to the power generation facility, which is being depreciated over thirty years.

Interest Expense

     Interest expense was $6.3 million and $6.2 million for the quarters ended March 31, 2003 and 2002, respectively, which includes interest on the outstanding debt balance.

Critical Accounting Policies and Estimates

     The Partnership management’s discussion and analysis of its financial condition and results of operations are based upon the Partnership’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

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

     Refer to Item 15, Note 2, to the Partnership’s financials in its annual report on Form 10-K for the year ended December 31, 2002 for additional discussion regarding the Partnership’s critical accounting policies and estimates.

Off Balance-Sheet Items

     As of March 31, 2003, the Partnership and Funding do not have any significant relationships with structured finance or special purpose entities that provide liquidity, financing or incremental market risk or credit risk.

Liquidity

     In December 2001, Moody’s Investor Service (Moody’s) placed NRG Energy’s long-term senior unsecured debt rating on review for possible downgrade. In response, Xcel Energy and NRG Energy put into effect a plan to preserve NRG Energy’s investment grade rating and improve its financial condition. This plan included financial support to NRG Energy from Xcel Energy; marketing certain NRG Energy assets for sale; canceling and deferring capital spending; and reducing corporate expenses.

     In response to a possible downgrade during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds and secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P once again lowered their ratings on NRG Energy’s unsecured bonds and its subsidiaries’ secured bonds. Currently, NRG Energy’s unsecured bonds carry a rating of between CCC and D at S&P and between Ca and C at Moody’s, depending on the specific debt issue. LSP Energy (Batesville) secured bonds currently carry a rating of B at S&P and B1 at Moody’s.

     As a result of the downgrade of NRG Energy’s credit rating, declining power prices, increasing fuel prices, the overall down-turn in the energy industry, and the overall down-turn in the economy, NRG Energy has experienced severe financial difficulties. These difficulties have caused NRG Energy to, among other things, miss scheduled principal and interest payments due to its corporate lenders and bondholders, prepay for fuel and other related delivery and transportation services and provide performance collateral in certain instances. NRG Energy has also recorded asset impairment charges of approximately $3.1 billion as of December 31, 2002, related to various operating projects as well as for projects that were under construction which NRG Energy has stopped funding.

     NRG Energy and certain wholly owned subsidiaries have failed to timely make several interest and/or principal payments on indebtedness. These missed payments have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and have caused the acceleration of multiple debt instruments of NRG Energy, rendering such debt immediately due and payable. For more specific information regarding NRG Energy’s liquidity issues, refer to “Liquidity Issues” in Item I of Form 10-K filed by NRG Energy on March 31, 2003.

     Since March 31, 2003 NRG Energy failed to make a first-quarter payment of $19.1 million due on March 31, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $13.6 million interest payment due on April 1, 2003 on the $350 million of 7.75% senior unsecured notes maturing 2011; a $21.6 million interest payment due on April 1, 2003 on the $500 million of 8.625% senior unsecured notes maturing 2031; and a $9.6 million interest payment due on May 1, 2003 on the $240 million of 8.0% senior unsecured notes maturing 2013. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the approximately $319 million of debt issued by NRG Peaker Finance Company LLC. These facilities are in default.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB— by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002 NRG Energy received demands to post collateral aggregating approximately $1.1 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working towards establishing a comprehensive plan of restructuring.

     In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of a comprehensive financial and operational restructuring. In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). The restructuring plan has served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy.

     On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota. On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Bankruptcy Court issued an order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the settlement call for Xcel Energy to make payments to NRG Energy over the next 13 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders have continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (not including the Partnership or Funding) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that the company had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary (NEG) and some NEG subsidiaries. The company anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the reorganization process.

     On May 15, 2003, NRG Energy announced that it has been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedure, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its U.S. affiliates had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Contractual Obligations and Commercial Commitments

     The Partnership has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to its capital expenditure program. The following is a summarized table of contractual obligations.

	Payments Due by Period as of
	and Subsequent to March 31, 2003

	Total	Short Term	1-3 Years	4-5 Years	After 5 Years

	(Thousands of dollars)
Long term debt	$310,850	$7,350	$31,650	$25,650	$246,200

Total contractual cash obligations	$310,850	$7,350	$31,650	$25,650	$246,200

Recent Accounting Pronouncements

     In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The liability is initially capitalized as part of the cost of the related tangible long-lived asset and thus depreciated over the asset’s useful life. Accretion of the liabilities due to the passage of time will be an operating expense. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws and statutes written or oral contracts, including obligations arising under the doctrine of promissory estoppel. The Partnership adopted SFAS No. 143 on January 1, 2003, as required. The Partnership did not identify any retirement obligations that needed to be recorded as a result of adopting SFAS No. 143.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, that supersedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. The Partnership adopted this standard as of January 1, 2003 and has no gains or losses resulting from the extinguishment of debt that will require restatement.

     In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, “Accounting for Leases”. These provisions of SFAS No. 145 were effective for transactions occurring after May 15, 2002.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, The FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for the obligations the guarantor has undertaken in issuing the guarantee.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 requires an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships but no majority voting interest. Under FIN No. 46 the voting interest approach is not effective in identifying controlling financial interest. The new rule requires that for entities to be consolidated that those assets be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value the first date the new rule applies. Any difference between the net amount of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. FIN No. 46 becomes effective in the third quarter of 2003. FIN No. 46 is not expected to have a significant impact on the Partnership.

Item 4. Controls and Procedures

     The Vice President, General Counsel, Treasurer and Controller (the Certifying Officers) have evaluated the Partnership’s and Funding’s disclosure controls and procedures as defined in the rules of the SEC within 90 days of the filing date of this report and have determined that, except to the extent indicated otherwise in this paragraph, disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Partnership and Funding in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the fourth quarter of 2002, the Certifying Officers determined that there were certain deficiencies in the internal controls relating to financial reporting at the Partnership and Funding caused by NRG Energy’s (the Partnership’s and Funding’s parent company) pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG Energy management, the Partnership and Funding management positions and a diversion of financial and management resources to restructuring efforts. These circumstances detracted from the Partnership’s and Funding’s ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. The Partnership and Funding have dedicated and will continue to dedicate in 2003 resources to make corrections to those control deficiencies. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-Q, fairly present in all material respects the financial conditions, results of operations and cash flows of the Partnership and Funding as of, and for the periods presented in this report.

     The Partnership’s and Funding’s Certifying Officers are primarily responsible for the accuracy of the financial information that is represented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which, subject to the disclosure in the foregoing paragraph, they believe are adequate to provide reasonable assurance that the Partnership’s and Funding’s assets are protected from loss. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the Certifying Officers evaluation.

Part II — Other Information

Item 1. Legal Proceedings

     There are no pending material legal proceedings to which the Partnership or Funding is a party or by which any of the Partnership’s property is the subject.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     99.1 Officers’ Certification

(b) Reports on Form 8-K:

               None

Cautionary Statement Regarding Forward-Looking Statements

     The information presented in this Form 10-Q report includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “contemplates,” “believes,” and similar terms. Forward-looking statements are only predictions or expectations and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Partnership and Funding believes that the expectations expressed in such forward-looking statements are reasonable, the Partnership and Funding can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	The impact of NRG Energy’s Chapter 11 bankruptcy filing in the United States Bankruptcy Court for the Southern District of New York, including the actions and decisions of creditors of NRG Energy and/or interested third parties, the various instructions, orders and decisions of the Bankruptcy Court and the possibility of a bankruptcy filing by additional NRG Energy subsidiaries.

•	NRG Energy’s ability or the ability of any of its subsidiaries to reach agreements with its lenders, creditors and other stakeholders regarding a comprehensive restructuring of NRG Energy;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	NRG Energy’s ability to sell assets in the amounts and on the time table assumed;

•	General economic conditions including inflation rates and monetary exchange rate fluctuations;

•	The effect on the U.S. economy as a consequence of an invasion of Iraq and other potential actions relating to the U.S. government’s efforts to suppress terrorism;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where the Partnership or Funding has a financial interest;

•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services and solvency;

•	Supplier financial condition, including solvency and the ability to deliver procured commodities and services as required and directed;

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Volatility of energy prices in a deregulated market environment:

•	Increased competition in the power generation industry;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	Limitations on the Partnership’s or Funding’s ability to control projects in which NRG Energy has less than 100% interest;

•	Limited operating history at recently acquired or constructed projects provide only a limited basis for management to project the results of future operations;

•	Risks associated with timely completion of projects under construction, including obtaining competitive commercial agreements, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond the Partnership’s or Funding’s control;

•	Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;

•	Changes in government regulation or the implementation of new government regulations, including pending changes within or outside of California as a result of the California energy crisis, or the outcome of litigation pending in California and other western states, which could adversely affect the continued deregulation of the electric industry;

•	Changes in market design or implementation of rules that affect Partnership’s ability to transmit or sell power in any market.

•	Other business or investment considerations that may be disclosed from time to time in the Partnership’s Securities and Exchange Commission filings or in other publicly disseminated written documents.

The Partnership and Funding undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause the Partnership’s or Funding’s actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10-Q should not be construed as exhaustive.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSP Energy Limited Partnership
(Registrant)

By: LSP Energy, Inc.
its General Partner

/s/ Scott J. Davido Scott J. Davido, Vice President, General Counsel
(Principal Executive Officer)

/s/ George P. Schaefer George P. Schaefer, Treasurer
(Principal Financial Officer)

/s/ William T. Pieper William T. Pieper, Controller
(Principal Accounting Officer)

LSP Batesville Funding Corporation
(Registrant)

/s/ Scott J. Davido Scott J. Davido, Vice President, General Counsel
(Principal Executive Officer)

/s/ George P. Schaefer George P. Schaefer, Treasurer
(Principal Financial Officer)

/s/ William T. Pieper William T. Pieper, Controller
(Principal Accounting Officer)

Date: May 20, 2003

CERTIFICATIONS

I, Scott J. Davido, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LSP Energy Limited Partnership and LSP Batesville Funding Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003

/s/ Scott J. Davido

Vice President, General Counsel

CERTIFICATIONS

I, George P. Schaefer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LSP Energy Limited Partnership and LSP Batesville Funding Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003

/s/ George P. Schaefer

Treasurer

CERTIFICATIONS

I, William T. Pieper, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LSP Energy Limited Partnership and LSP Batesville Funding Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003

/s/ William T. Pieper

Controller