Form 10-Q
period 2003-09-30
LSP BATESVILLE FUNDING CORP; LSP ENERGY LTD PARTNERSHIP
filed 2003-11-13
CIK 1092435, 1092436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: September 30, 2003	Commission File Number: 333-42638

LSP Energy Limited Partnership
LSP Batesville Funding Corporation

(Exact name of registrant as specified in its charter)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	22-3422042 22-3615403 (I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300 Minneapolis, MN (Address of principal executive offices)	55402 (Zip Code)

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

Yes ☒	No ☐

     The Registrant meets the conditions set forth in general instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

     As of November 13, 2003, 100 Shares of LSP Batesville Funding Corporation’s common stock, par value $.01 per share, were outstanding, and all of such shares were held by LSP Batesville Holding, LLC.

LSP Batesville Funding Corporation
Balance Sheets
(Unaudited)

(In thousands)	September 30, 2003	December 31, 2002

Assets	$—	$—

Liabilities and stockholder’s deficit
Current liabilities
Accounts payable-affiliates	$11	$11

Total liabilities	11	11
Commitments and contingencies
Stockholder’s deficit	(11)	(11)

Total liabilities and stockholder’s deficit	$—	$—

See accompanying notes to financial statements

LSP Batesville Funding Corporation
Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(In thousands)	2003	2002	2003	2002

Operating revenues
Operating revenues	$—	$—	$—	$—
Operating costs and expenses
Operating costs	—	—	—	—
Depreciation	—	—	—	—
General and administrative expenses	—	—	—	2

Operating loss	—	—	—	(2)

Other income/(expense)
Other income, net	—	—	—	—
Interest expense	—	—	—	—

Net loss	$—	$—	$—	$(2)

See accompanying notes to financial statements

LSP Batesville Funding Corporation
Statements of Changes In Stockholder's Deficit
For the nine months ended September 30, 2003 and 2002
(Unaudited)

				Total
	Common	Additional	Accumulated	Stockholder's
(In thousands)	Stock	Paid-In-Capital	Deficit	Deficit

Balance at December 31, 2001	$—	$1	$(11)	$(10)

Net loss	—	—	(2)	(2)

Stockholder contributions, net	—	1	—	1

Balance at September 30, 2002	$—	$2	$(13)	$(11)

Balance at December 31, 2002	$—	$2	$(13)	$(11)

Net income	—	—	—	—

Balance at September 30, 2003	$—	$2	$(13)	$(11)

See accompanying notes to financial statements

LSP Batesville Funding Corporation
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,

(In thousands)	2003	2002

Cash flows from operating activities
Net loss	$—	$(2)
Increase in accounts payable-affiliates	—	1

Net cash used by operating activities	—	(1)

Cash flows from investing activities Net cash provided by investing activities	—	—

Cash flows from financing activities Net cash provided by financing activities Contributions from member	—	1

Net cash provided by financing activities	—	1

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

     See accompanying notes to financial statements

LSP Batesville Funding Corporation
Notes To Financial Statements
(Unaudited)

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

     In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the financial position of Funding as of September 30, 2003 and December 31, 2002, the results of its operations for the three and nine months ended September 30, 2003 and 2002 and its stockholder’s deficit and cash flows for the nine months ended September 30, 2003 and 2002.

     On May 14, 2003 (The Petition Date) NRG Energy and 26 of its affiliates (the Debtors, not including Funding or the Partnership) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) in re: NRG ENERGY, INC., et al., Case No. 03-13024 (PCB) (such proceedings, the Chapter 11 Cases). It is possible that additional subsidiaries will file petitions for reorganization under Chapter 11. Since the Petition Date, three additional subsidiaries have filed for reorganization under Chapter 11 of the Bankruptcy Code. International operations and certain other subsidiaries were not included in the filing. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For more information about NRG Energy’s restructuring process, refer to the Form 10-K filed by NRG Energy on March 31, 2003, Form 10-Q’s filed by NRG Energy on May 20, 2003 and August 14, 2003.

1. Business of Funding

     Funding conducts no business other than the activities associated with the financing of the development and construction of a gas-fired electric generating facility (the Power Facility) and its related infrastructure. Funding does not currently have any employees.

LSP Energy Limited Partnership
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2003	December 31, 2002

Assets
Current assets
Investments held by trustee — restricted	$35,038	$46,178
Accounts receivable	3,900	5,405
Spare parts inventory	12,133	7,148
Prepaid expenses and other current assets	2,095	1,615

Total current assets	53,166	60,346

Property, plant and equipment, net of accumulated depreciation of $42,791 and $32,126	295,800	306,918
Deferred financing costs, net of accumulated amortization of $7,990 and $7,552	6,879	7,317

Total assets	$355,845	$374,581

Liabilities and partners’ capital
Current liabilities
Current portion of long-term debt	$7,575	$7,125
Accounts payable — trade	462	499
Accounts payable — affiliates	1,076	1,633
Accrued interest	4,950	10,993
Other current accrued liabilities	1,961	5,994

Total current liabilities	16,024	26,244
Long-term debt	299,600	307,175

Total liabilities	315,624	333,419
Commitments and contingencies
Partners’ capital	40,221	41,162

Total liabilities and partners’capital	$355,845	$374,581

See accompanying notes to consolidated financial statements

LSP Energy Limited Partnership
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(In thousands)	2003	2002	2003	2002

Operating revenues
Operating revenues	$12,520	$12,180	$36,612	$41,428
Operating costs and expenses
Operating costs	3,852	2,335	8,151	14,658
Depreciation	3,566	3,722	10,665	10,864
General and administrative expenses	199	171	707	587

Operating income	4,903	5,952	17,089	15,319

Other income (expense)
Other income, net	236	225	512	646
Interest expense	(6,097)	(6,242)	(18,542)	(18,732)

Net loss	$(958)	$(65)	$(941)	$(2,767)

     See accompanying notes to consolidated financial statements

LSP Energy Limited Partnership
Consolidated Statements of Changes In Partners’ Capital
For the nine months ended September 30, 2003 and 2002
(Unaudited)

	Limited Partner
	LSP Batesville	General Partner	Total Partners'
(In thousands)	Holding, LLC	LSP Energy, Inc.	Capital

Balance at December 31, 2001	$47,653	$8	$47,661
Net loss	(2,739)	(28)	(2,767)

Balance at September 30, 2002	$44,914	$(20)	$44,894

Balance at December 31, 2002	$41,199	$(37)	$41,162
Net loss	(932)	(9)	(941)

Balance at September 30, 2003	$40,267	$(46)	$40,221

     See accompanying notes to consolidated financial statements

LSP Energy Limited Partnership
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,

(In thousands)	2003	2002

Cash flows from operating activities
Net loss	$(941)	$(2,767)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	10,665	10,864
Amortization of deferred financing costs	438	432
Gain on disposal	(102)	—
Changes in assets and liabilities:
Accounts receivable	1,505	348
Spare parts inventory	(4,985)	(1,099)
Prepayments and other current assets	(480)	(1,160)
Accounts payable — trade	(37)	(439)
Accounts receivable/payable — affiliates	(557)	(2,835)
Accrued interest	(6,043)	(6,365)
Other current liabilities	(3,546)	(2,267)

Net cash used in operating activities	(4,083)	(5,288)

Cash flows from investing activities
Change in investments held by trustee-restricted	11,140	12,863
Other	68	—

Net cash provided by investing activities	11,208	12,863

Cash flows from financing activities
Repayment of debt	(7,125)	(7,575)

Net cash used by financing activities	(7,125)	(7,575)

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

     See accompanying notes to consolidated financial statements

LSP Energy Limited Partnership
Notes To Consolidated Financial Statements
(Unaudited)

     LSP Energy Limited Partnership (the Partnership) is a Delaware limited partnership formed in February 1996 to develop, construct, own and operate a gas-fired electric generating facility with a design capacity of approximately 837 megawatts located in Batesville, Mississippi (the Facility). The Facility commenced operations in August 2000. The Partnership owns 100% of NRG Batesville LLC (Batesville), an inactive subsidiary with no operations. The 1% general partner of the Partnership is LSP Energy, Inc. (Energy). The 99% limited partner of the Partnership is LSP Batesville Holding, LLC (Holding), a Delaware limited liability company established on July 29, 1998. Holding is owned by Granite Power Partners II LP (Granite), a Delaware limited partnership formed to develop independent power projects throughout the United States. Granite is an indirect wholly owned subsidiary of NRG Energy, Inc. (NRG Energy).

     LSP Batesville Funding Corporation (Funding) was established to maintain the activities necessary to facilitate the acquisition of financing by the Partnership from the institutional debt market and to offer debt securities. On May 21, 1999, the Partnership and Funding issued two series of senior secured bonds, which are recorded on the books of the Partnership. Funding is wholly owned by Holding, an indirect wholly owned subsidiary of NRG Energy.

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

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the financial position of the Partnership as of September 30, 2003 and December 31, 2002, the results of its operations for the three and nine months ended September 30, 2003 and 2002 and its Partners’ capital and cash flows for the nine months ended September 30, 2003 and 2002.

     On May 14, 2003 (The Petition Date) NRG Energy and 26 of its affiliates (the Debtors, not including Funding or the Partnership) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) in re: NRG ENERGY, INC., et al., Case No. 03-13024 (PCB). (such proceedings, the Chapter 11 Cases). It is possible that additional subsidiaries will file petitions for reorganization under Chapter 11. Since the Petition Date, three additional subsidiaries have filed for reorganization under Chapter 11 of the Bankruptcy Code. International operations and certain other subsidiaries were not included in the filing. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For more information about NRG Energy’s restructuring process, refer to the Form 10-K filed by NRG Energy on March 31, 2003, Forms 10-Q filed by NRG Energy on May 20, 2003, August 14, 2003 and November 13, 2003.

     Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on results of operations or partners’ capital.

1. Restructuring Activities

     During 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Currently, NRG Energy’s unsecured bonds carry a rating of D at S&P and Ca at Moody’s.

     In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of a comprehensive financial and operational restructuring. In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors

Committees). The restructuring plan served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The terms of the settlement call for Xcel Energy to make payments to NRG Energy totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy would make the following payments: (i) $350 million, up to $150 million of which may be in Xcel Energy common stock if Xcel Energy’s public debt fails to maintain a certain rating, on the later of: (a) 90 days after NRG Energy’s plan of reorganization is confirmed by the Bankruptcy Court, and (b) one day after the effective date of NRG Energy’s plan of reorganization; (ii) $50 million in the first quarter of 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) up to $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement. The final settlement agreement between Xcel Energy and NRG Energy is subject to the Bankruptcy Court approval including certain provisions and conditions in its order approving the confirmation of NRG Energy’s plan of reorganization and the satisfaction, or waiver by Xcel Energy, of certain other conditions (including obtaining requisite releases of Xcel Energy by NRG Energy creditors). There can be no assurance that such conditions will be met.

     As noted above, on May 14, 2003, the Debtors filed the Chapter 11 Cases. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that it had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary (NRG Northeast) and some NRG Northeast subsidiaries. The Bankruptcy Court entered an order approving the DIP facility on July 24, 2003. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the negotiation process.

     Subsequent to the Petition Date, additional NRG Energy subsidiaries filed petitions for reorganization with the Bankruptcy Court. On June 5, 2003, NRG Nelson Turbines LLC and LSP-Nelson Energy LLC (both wholly owned subsidiaries of NRG Energy) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 19, 2003, NRG McClain LLC (a wholly owned subsidiary of NRG Energy) filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

     On May 15, 2003, NRG Energy announced that it had been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ (Units) and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its affiliates had filed voluntary positions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc. (NRG PMI), NRG Finance Company I LLC, NRGenerating Holdings (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors) filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan) on October 14, 2003.

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under the Public Utility Holding Company Act of 1935 (PUHCA), any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on July 28, 2003. The SEC issued an order approving the Plan on October 10, 2003, permitting the Plan Debtors, subject to the approval of the Bankruptcy Court, to commence solicitation of votes on the Plan.

     The Plan Debtors commenced solicitation of votes on the Plan on October 14, 2003. The voting deadline by which holders of claims and equity interests of the Plan Debtors must submit their ballots accepting or rejecting the Plan was November 12, 2003. Objections to confirmation of the Plan must be filed with Bankruptcy Court by November 12, 2003. The Bankruptcy Court has scheduled the confirmation hearing to determine whether the Plan should be confirmed on November 21, 2003.

     If the Plan is confirmed, holders of NRG Energy unsecured claims (including bank and bond debt) will receive a combination of New NRG Energy common stock, New NRG Energy senior notes and cash for an estimated percentage recovery of 50.7%. Holders of NRG PMI unsecured claims will receive a combination of New NRG Energy common stock and New NRG Energy senior notes for an estimated percentage recovery of 44.6%. If the Plan is confirmed, certain other holders of claims or equity interests in the Plan Debtors will (i) have their claims paid in full in accordance with the Bankruptcy Code, (ii) have their claims or equity interests reinstated, or (iii) have their claims or equity interests cancelled, and receive no distribution on account of such claims or equity interests. Upon emergence from bankruptcy, Xcel Energy’s ownership interest in NRG Energy will be cancelled and ownership in NRG Energy will vest in the unsecured creditors of NRG Energy and NRG PMI.

     On September 17, 2003, NRG Northeast Generating LLC (NRG Northeast) and NRG South Central Generating LLC (NRG South Central) and certain of their subsidiaries and affiliates filed a plan of reorganization with the Bankruptcy Court (the NRG Northeast and NRG South Central Plan). The debtors under the NRG Northeast and NRG South Central Plan are not soliciting votes for approval of the NRG Northeast and NRG South Central Plan because none of the holders of claims or equity interests are impaired under the NRG Northeast and NRG South Central Plan. The Bankruptcy Court has scheduled a hearing on the confirmation of the NRG Northeast and NRG South Central Plan on November 21, 24 and 25, 2003.

     During the Chapter 11 Cases, the Debtors may, subject to any necessary Bankruptcy Court and lender approvals, sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from Chapter 11 Cases will unfavorably affect the Debtors’ results of operations. Future results of operations may also be adversely affected by other factors related to Chapter 11 Cases.

2. Property, Plant and Equipment

     Property, Plant and Equipment consists of:

(In thousands)	September 30, 2003	December 31, 2002

Facilities, machinery and equipment	$337,913	$338,366
Land	678	678
Accumulated depreciation	(42,791)	(32,126)

Property, plant and equipment, net	$295,800	$306,918

3. Debt

     NRG Energy has failed to make scheduled payments on interest and/or principal on approximately $4.0 billion of its recourse debt and is in default under the related debt instruments. These missed payments also have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and its subsidiaries. In addition to the missed debt payments, a significant amount of NRG Energy’s debt and other obligations contain terms, which require that they be supported with letters of credit or cash collateral following a ratings downgrade. As a result of the downgrades that NRG Energy experienced in 2002, NRG Energy estimates that it is in default of its obligations to post collateral of approximately $1.2 billion, principally to fund equity guarantees associated with its construction revolver financing facility, to fund debt service reserves and other guarantees related to NRG Energy projects and to fund trading operations.

     Absent an agreement on a comprehensive restructuring plan, NRG Energy will remain in default under its debt and other obligations, because it does not have sufficient funds to meet such requirements and obligations. There can be no assurance that NRG Energy’s creditors ultimately will accept any consensual restructuring plan under the bankruptcy plan. For more information about NRG Energy’s restructuring process, refer to the Form 10-K filed by NRG Energy on March 31, 2003, Forms 10-Q filed by NRG Energy on May 20, 2003, August 14, 2003 and November 13, 2003.

     On January 15, 2003, the Partnership made the $15.6 million semi-annual principal and interest payment due to bondholders. And on July 15 2003, the Partnership made the $15.7 million semi-annual principal and interest payment due to bondholders. As of September 30, 2003, the Partnership is current on debt service and no cross-default provisions apply.

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

5. Commitments and Contingencies

     Siemens Westinghouse Power Corporation v. NRG Batesville, LLC, LSP Energy Limited Partnership and Granite Power Partners II, L.P.

     On July 9, 2003, Siemens Westinghouse Power Corporation (Siemens) filed a lawsuit in the Circuit Court for the Second Judicial District of Panola County, State of Mississippi, against NRG Batesville, LLC, LSP Energy Limited Partnership and Granite Power Partners II, L.P., relating to a contract for the sale of equipment for a combustion turbine generator system (the equipment) from Siemens to Granite Power Partners II, L.P. Siemens alleges that it fully performed the contract and that approximately $1.2 million of the sale price remains unpaid. Siemens further alleges that it is entitled to a lien in that amount on both the equipment and the real property comprising the generating facility in Batesville, Mississippi. The parties are currently engaged in settlement discussions. The Partnership is unable at this time to predict the outcome of the case.

6. Recent Accounting Pronouncements

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 will be applied as required.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (FIN No. 46). FIN No. 46 requires an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships, but no majority voting interest. Under FIN No. 46 the voting interest approach is not effective in identifying controlling financial interest. The new rule requires that for entities to be consolidated that those assets be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value as of the first date the new rule applies. Any difference between the net amount of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. FIN No. 46 becomes effective in the first interim or annual period ending after December 15, 2003. Fin No. 46 will be applied as required and is not expected to have a material impact on the Partnership.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 relating to SFAS Statement No. 133 Implementation Issues and effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 has not had an impact on the Partnership.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 has not had an impact on the Partnership.

7. Comprehensive Income (Loss)

     For all periods, net income (loss) is equal to comprehensive income (loss) as there were no additional items impacting comprehensive income (loss) for these periods.

8. Related Party Transactions

     The Partnership entered into an agreement with LS Power Management, LLC (LS Power), a wholly owned subsidiary of NRG Energy, for corporate support and services. The agreement has a term of 27 years beginning in August 1998. Under the agreement, LS Power will provide services, as requested, in areas such as human resources, accounting, finance, treasury, tax, office administration, information technology, engineering, construction management, environmental, legal and safety. Under the agreement, LS Power is paid a monthly management fee adjusted by 3% annually. The Partnership recognized expense of approximately $1.1 million for the three and nine months ended September 30, 2003 for the time period of May 2001 through September 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Following is Management’s narrative analysis of the results of operations for the Partnership only. Funding has nominal assets, and does not conduct any operations, and therefore is excluded from this analysis.

Results of Operations

For the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Operating Revenues

     The Partnership had total revenues of $12.5 million and $12.2 million for the three months ended September 30, 2003 and 2002, respectively, an increase of $0.3 million or 2.4%. Revenues consisted primarily of energy and capacity sales under long-term sales agreements. The higher capacity revenues were due to a reduction in average forced outage hours in 2003 as compared to 2002. Offsetting this was a decrease in other revenue resulting from reduced rebate payments from the Tennessee Valley Authority, related to transmission system upgrades originally funded by the Partnership. The rebate amounts are determined by the Tennessee Valley Authority’s usage of the transmission lines. This usage decreased in the third quarter of 2003 as compared to the same period in 2002.

Operating Costs and Expenses

     Operating costs were $3.9 million and $2.3 million for the three months ended September 30, 2003 and 2002, respectively, an increase of $1.6 million, or 69.5% over the same period in 2002. Operating costs consisted of fuel expense and plant operations and maintenance. This increase is primarily due to a management fee payment made in September 2003 relating to the period of May 2001 through September 2003. These payments will continue on a monthly basis going forward at approximately $35,000 per month escalating at 3% annually.

Depreciation

     Depreciation costs were $3.6 million and $3.7 million for the three months ended September 30, 2003 and 2002, respectively, a decrease of $0.1 million or 2.7%. The depreciation expense was primarily related to the acquisition costs of the power generation facility, which is being depreciated over 30 years.

For the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Operating Revenues

     The Partnership had total revenues of $36.6 million and $41.4 million for the nine months ended September 30, 2003 and 2002, respectively, a decrease of $4.8 million or 11.6%. Revenues consisted primarily of energy and capacity sales under long-term sales agreements. This decrease was due to a forced outage that occurred during the second quarter of 2002 on Unit 3 requiring the partnership to purchase replacement power to satisfy their contractual obligations to Aquila. Under the agreement, replacement power, which includes energy, fuel and transmission charges, are recorded as revenue to the partnership. All the costs associated with the replacement power are passed through to Aquila. During 2003, no replacement power costs were passed through to Aquila. This decrease in 2003 revenue is offset by increased generation due to increased availability.

Operating Costs and Expenses

     Operating costs were $8.2 million and $14.7 million for the nine months ended September 30, 2003 and 2002, respectively, which is a decrease of $6.5 million, or 44.2%. Operating costs consisted of fuel expense and plant operations and maintenance. The decrease is due to the purchased energy, which includes fuel and transmission costs being passed through to Aquila during 2002. The purchased energy costs incurred in 2002 related to the forced outage on Unit 3. The partnership did not incur any purchased energy expenses in 2003. This decrease was offset by a management fee payment made in September 2003 relating to the period of May 2001 through September 2003. These payments will continue on a monthly basis going forward at approximately $35,000 per month escalating at 3% annually.

Depreciation

     Depreciation costs were $10.7 million and $10.9 million for the nine months ended September 30, 2003 and 2002, respectively a decrease of $0.2 million or 1.8%. The depreciation expense was primarily related to the acquisition costs of the power generation facility, which is being depreciated over 30 years.

Critical Accounting Policies and Estimates

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

Off Balance-Sheet Arrangements

     As of September 30, 2003, the Partnership and Funding do not have any significant relationships with structured finance or special purpose entities that provide liquidity, financing or incremental market risk or credit risk.

Liquidity and Capital Resources

     During 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Currently, NRG Energy’s unsecured bonds carry a rating of D at S&P and Ca at Moody’s.

     In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of a comprehensive financial and operational restructuring. In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). The restructuring plan served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The terms of the settlement call for Xcel Energy to make payments to NRG Energy totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy would make the following payments: (i) $350 million, up to $150 million of which may be in Xcel Energy common stock if Xcel Energy’s public debt fails to maintain a certain rating, on the later of: (a) 90 days after NRG Energy’s plan of reorganization is confirmed by the Bankruptcy Court, and (b) one day after the effective date of NRG Energy’s plan of reorganization; (ii) $50 million in the first quarter of 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) up to $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement. The final settlement agreement between Xcel Energy and NRG Energy is subject to the Bankruptcy Court approval including certain provisions and conditions in its order approving the confirmation of NRG Energy’s plan of reorganization and the satisfaction, or waiver by Xcel Energy, of certain other conditions (including obtaining requisite releases of Xcel Energy by NRG Energy creditors). There can be no assurance that such conditions will be met.

     As noted above, on May 14, 2003, the Debtors filed the Chapter 11 Cases. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that it had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary (NRG Northeast) and some NRG Northeast subsidiaries. The Bankruptcy Court entered an order approving the DIP facility on July 24, 2003. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the negotiation process.

     Subsequent to the Petition Date, additional NRG Energy subsidiaries filed petitions for reorganization with the Bankruptcy Court. On June 5, 2003 NRG Nelson Turbines LLC and LSP-Nelson Energy LLC (both wholly owned subsidiaries of NRG Energy) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 19, 2003, NRG McClain LLC (a wholly owned subsidiary of NRG Energy) filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

     On May 15, 2003, NRG Energy announced that it had been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ (Units) and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its affiliates had filed voluntary positions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc. (PMI), NRG Finance Company I LLC, NRGenerating Holdings (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors) filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan) on October 14, 2003.

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under the Public Utility Holding Company Act of 1935 (PUHCA), any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on July 28, 2003. The SEC issued an order approving the Plan on October 10, 2003, permitting the Plan Debtors, subject to the approval of the Bankruptcy Court, to commence solicitation of votes on the Plan.

     The Plan Debtors commenced solicitation of votes on the Plan on October 14, 2003. The voting deadline by which holders of claims and equity interests of the Plan Debtors must submit their ballots accepting or rejecting the Plan is November 12, 2003. Objections to confirmation of the Plan must be filed with Bankruptcy Court by November 12, 2003. The Bankruptcy Court has scheduled the confirmation hearing to determine whether the Plan should be confirmed on November 21, 2003.

     If the Plan is confirmed, holders of NRG Energy unsecured claims (including bank and bond debt) will receive a combination of New NRG Energy common stock, New NRG Energy senior notes and cash for an estimated percentage recovery of 50.7%. Holders of NRG PMI unsecured claims will receive a combination of New NRG Energy common stock and New NRG Energy senior notes for an estimated percentage recovery of 44.6%. If the Plan is confirmed, certain other holders of claims or equity interests in the Plan Debtors will (i) have their claims paid in full in accordance with the Bankruptcy Code, (ii) have their claims or equity interests reinstated, or (iii) have their claims or equity interests cancelled, and receive no distribution on account of such claims or equity interests. Upon emergence from bankruptcy, Xcel Energy’s ownership interest in NRG Energy will be cancelled and ownership in NRG Energy will vest in the unsecured creditors of NRG Energy and NRG PMI.

     On September 17, 2003, NRG Northeast Generating LLC (NRG Northeast) and NRG South Central Generating LLC (NRG South Central) and certain of their subsidiaries and affiliates filed a plan of reorganization with the Bankruptcy Court (the NRG Northeast and NRG South Central Plan). The debtors under the NRG Northeast and NRG South Central Plan are not soliciting votes for approval of the NRG Northeast and NRG South Central Plan because none of the holders of claims or equity interests are impaired under the NRG Northeast and NRG South Central Plan. The Bankruptcy Court has scheduled a hearing on the confirmation of the NRG Northeast and NRG South Central Plan on November 21, 24 and 25, 2003.

     During the Chapter 11 Cases, the Debtors may, subject to any necessary Bankruptcy Court and lender approvals, sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from Chapter 11 Cases will unfavorably affect the Debtors’ results of operations. Future results of operations may also be adversely affected by other factors related to Chapter 11 Cases.

Contractual Obligations and Commercial Commitments

     The Partnership has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to its capital expenditure program. The following is a summarized table of contractual obligations.

	Payments Due by Period as of
	And Subsequent to September 30, 2003

(In thousands)	Total	Short Term	1-3 Years	4-5 Years	After 5 Years

Long term debt	$307,175	$7,575	$21,525	$25,350	$252,725

Total contractual cash obligations	$307,175	$7,575	$21,525	$25,350	$252,725

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 will be applied as required.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN No. 46). FIN No. 46 requires an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships, but no majority voting interest. Under FIN No. 46 the voting interest approach is not effective in identifying controlling financial interest. The new rule requires that for entities to be consolidated that those assets be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value as of the first date the new rule applies. Any difference between the net amount of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. FIN No. 46 becomes effective in the first interim or annual period ending after December 15, 2003. Fin No. 46 will be applied as required and is not expected to have a material impact on the Partnership.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 relating to SFAS Statement No. 133 Implementation Issues and effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 has not had an impact on the Partnership.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 has not had an impact on the Partnership.

Item 4. Controls and Procedures

     The Chairman, Senior Vice President, General Counsel, Vice President and Treasurer and Vice President and Controller (the Certifying Officers) have evaluated NRG Energy’s disclosure controls and procedures as defined in the rules of the SEC as of the end of the period covered by this report and have determined that, except to the extent indicated otherwise in this paragraph, disclosure controls and procedures were effective in ensuring that material information required to be disclosed by NRG Energy in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the fourth quarter of 2002, the Certifying Officers determined that there were certain deficiencies in the internal controls relating to financial reporting at NRG Energy caused by NRG Energy’s pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG Energy management positions and a diversion of NRG Energy financial and management resources to restructuring efforts. These circumstances detracted from NRG Energy’s ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. During 2003 NRG Energy has dedicated significant resources to make corrections to those control deficiencies, including hiring several key senior and middle management positions, hiring an outside consultant to review, document and suggest improvements to controls, and the implementation of new controls and procedures. NRG Energy will continue to dedicate resources to this effort over the next few months. In addition, on October 21, 2003, NRG Energy announced the appointment of David W. Crane as its new President and Chief Executive Officer, effective December 1, 2003. NRG Energy is currently conducting a search for a new Chief Financial Officer and anticipates the position will be filled in the months following its emergence from bankruptcy. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-Q, fairly present in all material respects the financial conditions, results of operations and cash flows of NRG Energy as of, and for the periods presented in this report.

     NRG Energy’s Certifying Officers are primarily responsible for the accuracy of the financial information that is represented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures, which, subject to the disclosure in the foregoing paragraph, they believe, are adequate to provide reasonable assurance that NRG Energy assets are protected from loss. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the Certifying Officers evaluation.

Part II — Other Information

Item 1. Legal Proceedings

     Through September 30, 2003, the Partnership was involved in the following material legal proceedings.

     Siemens Westinghouse Power Corporation v. NRG Batesville, LLC, LSP Energy Limited Partnership and Granite Power Partners II, L.P.

     On July 9, 2003, Siemens Westinghouse Power Corporation (Siemens) filed a lawsuit in the Circuit Court for the Second Judicial District of Panola County, State of Mississippi, against NRG Batesville, LLC, LSP Energy Limited Partnership and Granite Power Partners II, L.P., relating to a contract for the sale of equipment for a combustion turbine generator system (the equipment) from Siemens to Granite Power Partners II, L.P. Siemens alleges that it fully performed the contract and that approximately $1.2 million of the sale price remains unpaid. Siemens further alleges that it is entitled to a lien in that amount on both the equipment and the real property comprising the generating facility in Batesville, Mississippi. The parties are currently engaged in settlement discussions. The Partnership is unable at this time to predict the outcome of the case.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     31 Section 302 Certifications

     32 Section 906 Certification

     (b) Reports on Form 8-K: None

Cautionary Statement Regarding Forward-Looking Statements

     The information presented in this Form 10-Q report includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “contemplates,” “believes,” and similar terms. Forward-looking statements are only predictions or expectations and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Partnership and Funding believes that the expectations expressed in such forward-looking statements are reasonable, the Partnership and Funding can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	NRG Energy’s ability to borrow additional funds and access capital markets;

•	NRG Energy’s substantial indebtedness and the possibility that NRG Energy may incur additional indebtedness going forward;

•	Restrictions on the ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy contained in the debt agreements of certain of NRG Energy’s subsidiaries and project affiliates generally;

•	Volatility of energy and fuel prices and the possibility that NRG Energy will not have sufficient working capital and collateral to post performance guarantees or margin calls to mitigate such risks or manage such volatility;

•	Reduced competition in the power generation industry as regulators in certain markets advocate and allow utilities and utility holding companies to transfer unprofitable generation assets from non-utility entities to regulated utility entities (where costs can be recovered through regulated cost-of-serve rates);

•	Certain of NRG Energy’s prepetition creditors may receive NRG Energy common stock upon NRG Energy’s emergence from bankruptcy and will have the right to select NRG Energy’s board members and influence certain aspects of NRG Energy’s business operations;

•	The condition of the capital markets generally, which will be effected by interest rates, foreign currency fluctuations and general economic conditions;

•	Changes in the wholesale power market, including reduced liquidity which may limit opportunities to capitalize on short-term price volatility;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where the Partnership or Funding has a financial interest;

•	Changes in government regulation, including but not limited to pending changes of market rules, market structures, rates, tariffs, environmental regulations, and regulatory compliance requirements imposed by the Federal Energy Regulatory Commission (FERC), state commissions, other state regulatory agencies, the Environmental Protection Agency (EPA), the National Electric Reliability Council (NERC) or other regulatory or industry bodies;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including claims which are not discharged in the bankruptcy proceedings and claims arising after the date of NRG Energy’s bankruptcy filing;

•	The impact of the bankruptcy proceedings on NRG Energy’s operations going forward, including the impact on NRG Energy’s ability to negotiate favorable terms with suppliers, customers, landlords and others.

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, or “FASB,” the SEC, the FERC and similar entities with regulatory oversight;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related or other damage to facilities; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Large energy blackouts, such as the blackout that impacted parts of the northeastern United States and Canada during the middle of August 2003, which have the potential to reduce NRG Energy’s revenue collection, increase NRG Energy’s costs and engender enhanced federal and state regulatory requirements;

•	NRG Energy’s inability to enter into intermediate and long-term contracts to sell power and procure fuel on terms and prices acceptable to NRG Energy;

•	Failure of customers and suppliers to perform under agreements, including failure to deliver procured commodities and services and failure to remit payment as required and directed, especially in instances where the Partnership is relying on single suppliers or single customers at a particular facility;

•	Employee workforce factors including the hiring and retention of key executives, including NRG Energy’s new CEO, collective bargaining agreements with union employees, or work stoppages;

•	Factors associated with various investments including partnership actions, competition, operating risks, dependence on certain suppliers and customers and domestic and foreign environmental and energy regulations;

•	Limitations on NRG Energy’s ability to control projects in which NRG Energy has less than 100% interest;

•	Uncertainties affecting the financial projections prepared in connection with the bankruptcy;

•	Risks associated with timely completion of capital improvement and re-powering projects, including supply interruptions, work stoppages, labor disputes, social unrest, weather interferences, unforeseen engineering, environmental or geological problems and unanticipated cost overruns;

•	Failure to sell certain assets in the amounts and on the timetable assumed, including failure to timely satisfy the closing conditions contained in the definitive agreements for the sale of projects but not yet closed, many of which are beyond NRG Energy’s control;

•	Effects of political, regulatory and legal conditions on our international operations;

•	Acts of terrorism both in the United States and internationally; and

•	Other business or investment considerations that may be disclosed from time to time in our SEC filings or in other publicly disseminated written documents.

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

/s/ Scott J. Davido Scott J. Davido, Vice President (Principal Executive Officer)

/s/ George P. Schaefer George P. Schaefer, Treasurer (Principal Financial Officer)

/s/ William T. Pieper William T. Pieper, Controller (Principal Accounting Officer)

LSP Batesville Funding Corporation (Registrant)

/s/ Scott J. Davido Scott J. Davido, Vice President (Principal Executive Officer)

/s/ George P. Schaefer George P. Schaefer, Treasurer (Principal Financial Officer)

/s/ William T. Pieper William T. Pieper, Controller (Principal Accounting Officer)

Date: November 13, 2003